Form 10QSB
period 1999-07-31
TECHLITE INC
filed 1999-11-12
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________



                                 TechLite, Inc.
             (Exact name of registrant as specified in its charter)


    Oklahoma                         333-68071                      73-1522114
 --------------             --------------------------            --------------
    (state of                 (Commission File Number)             (IRS Employer
 incorporation)                                                    I.D. Number)


                         6106 East 32nd Place, Suite 101
                                 Tulsa, OK 74135
                                  918-664-1441
          ------------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X (The registrant became subject to filing requirements on September 13, 1999.)

     As of July 31, 1999, there were 244,444 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements

                                 TECHLITE, INC.
                                 -------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

                                  JULY 31, 1999
                                  -------------







ASSETS

   Cash - on deposit in trust account                            $ 245
                                                                 =====



STOCKHOLDER'S EQUITY

   Preferred stock - Authorized 10,000,000 shares,
      $0.001 par value - none issued

   Common stock - 40,000,000 shares authorized,
      $0.001 par value, 244,444 shares issued                      245
                                                                 -----
                                                                 $ 245
                                                                 =====
















                   The accompanying notes are an integral part
                             of this balance sheet.

                                 TECHLITE, INC.
                                 -------------
                          (A Development Stage Company)

                             NOTES TO BALANCE SHEET
                             ----------------------
                                  JULY 31, 1999
                                  -------------

(1)  ORGANIZATION

     TechLite, Inc. (the Company) was organized in accordance with the General Corporation Act of the State of Oklahoma on June 3, 1997, for the purpose of merging with TechLite Applied Sciences, Inc. (TechLite Applied Sciences), an Oklahoma corporation. The Company has no business operations or significant capital and has no intention of engaging in any active business until it merges with TechLite Applied Sciences. Should the merger not occur, the Company would seek other business opportunities, and if none were found, could be dissolved within 18 months by a vote of the majority of its common stockholders. The Company is a development-stage company organized for the merger described below.

     The sole officer and director of the Company is a stockholder, vice president and director of SuperCorp Inc., the Company's parent.

     Stock of the Company is owned 80 percent by SuperCorp Inc. and 20 percent by two insiders. The 80 percent of the stock owned by SuperCorp Inc. will be distributed to its stockholders upon the effectiveness of the registration statements to be filed with the Securities and Exchange Commission and a favorable vote of SuperCorp Inc.'s stockholders on the proposed merger. The distributed stock will initially be held in escrow according to an Escrow Agreement dated April 17, 1998, among SuperCorp Inc., the Company, and Bank One Trust Company, NA, Oklahoma City.

(2)  MERGER AGREEMENT

     The Company agreed on October 16, 1998, to merge with TechLite Applied Sciences. TechLite Applied Sciences is an operating company in the business of retrofitting lighting fixtures to obtain reductions in electricity consumption. The Company will be the surviving corporation (Survivor), but TechLite Applied Sciences will elect all directors and officers of the Survivor. All currently outstanding stock of TechLite Applied Sciences in the hands of its stockholders will be cancelled and converted into 2,209,903 shares of Common Stock of the Company when the merger is effective. The merger of TechLite Applied Sciences and the Company should qualify as a nontaxable reorganization under the tax laws of the United States.

     The merger is contingent upon the effectiveness of the registration statements, and upon the stockholders of the Company and TechLite Applied Sciences approving the proposed merger. Because the Company is only a corporate shell and not an operating entity, the proposed merger will be accounted for as if TechLite Applied Sciences recapitalized. Additionally, the historical financial statements for the Company prior to the merger will be those of TechLite Applied Sciences. Upon completion of the proposed merger, TechLite Applied Sciences will own 2,209,903 shares of

Common Stock of the Company or 90% of its voting shares. The fiscal year of the Company will be December 31.

(3)  COMMON STOCK OPTIONS

     The sole director and stockholders approved the 1998 Stock Option Plan of the Company whereby, at the discretion of the directors or of a Stock Option Committee appointed by the board of directors, invited employees of the Company or directors of the Company or consultants to the Company will have the option of subscribing to common shares of the Company based on a price determined by the directors or Stock Option Committee. The number of shares subject to the Plan are 500,000. No options have been granted in accordance with this Plan.

(4)  SUBSEQUENT EVENTS

     On October 21, 1999 the proposed merger between the Company and TechLite Applied Sciences, Inc. became effective. See Note (2) above. The 244,444 shares of Common Stock of the Company held in escrow at Bank One Trust Company, N.A. were distributed to the SuperCorp shareholders (see Note (1) above), and the 2,209,903 shares of Common Stock of the Company registered for the merger were distributed to the shareholders of TechLite Applied Sciences, Inc. Incorporated by reference herein are (1) the pre- merger financial statements of TechLite Applied Sciences, Inc. (pages F-5 through F-15 of the Company's Amendment No. 4 to Form SB-2 Registration Statement, Commission File No. 333-68071) and (2) the Pro Forma Statements of Financial Condition and Income, which give effect to the merger (pages 15 through 16 of the same document).


Item 2.        Management's Plan of Operation

     On October 21, 1999 the Company merged with TechLite Applied Sciences, Inc. Incorporated by reference herein are Management's Discussion and Analysis of Financial Condition and Results of Operations and Description of TechLite Applied Sciences' Business which appear, respectively, on pages 23 to 26 and on pages 26 to 34 of the Company's Amendment No. 4 to Form SB-2 Registration Statement, Commission File No. 333-68071.


Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit                                           Item
     -------                                           ----
     2.1          -      Agreement of Merger of October 16, 1998, between
                         TechLite, Inc. and TechLite Applied Sciences,
                         Inc.*

     3.1          -      Articles of Incorporation of TechLite, Inc.*

     3.2          -      Bylaws of TechLite, Inc.*

     10            -      Escrow Agreement among TechLite, Inc.; SuperCorp
                          Inc.; and Bank One Trust Company, NA, Oklahoma
                          City, Oklahoma.*

     10.1          -      1998 Stock Option Plan adopted by TechLite, Inc.*

     10.2          -      Representative agreement among certain shareholders
                          of SuperCorp relating to compliance with SEC Rule
                          419.*

     23            -      Consent of Thomas J. Kenan, Esq. to the reference
                          to him as an attorney who has passed upon certain information contained in the Registration
                          Statement.*

     23.13         -      Consent of Causon & Westhoff, independent
                          auditors of TechLite Applied Sciences, Inc.**

     23.14         -      Consent of Hogan & Slovacek, independent auditors
                          of TechLite, Inc.**

     27            -      Financial Data Schedule.*

     *      Previously filed with Form SB-2; incorporated herein.
     ** Previously filed with Amendment No. 4 to Form SB-2; incorporated herein.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 08, 1999                    TechLite, Inc.



                                             By /s/J.D. Arvidson
                                                ------------------------------
                                                J.D. Arvidson, Chief Executive
                                                   Officer