Form 10QSB
period 1999-10-31
TECHLITE INC
filed 1999-12-15
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________



                                 TechLite, Inc.
             (Exact name of registrant as specified in its charter)


   Oklahoma                        333-68071                       73-1522114
--------------              -----------------------              --------------
 (state of                  (Commission File Number)              (IRS Employer
incorporation)                                                     I.D. Number)


                         6106 East 32nd Place, Suite 101
                                 Tulsa, OK 74135
                                  918-664-1441
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)



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

     As of October 31, 1999, there were 2,454,347 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes ___ No X

                         PART I - FINANCIAL INFORMATION



Item 1.        Financial Statements

                         TECHLITE APPLIED SCIENCES, INC.
                                 BALANCE SHEETS
                           As of the nine months ended
         October 31, 1999 and the twelve months ended January 31, 1999

                                                         October 31, 1999        January 31, 1999
                                                           (Unaudited)               (Audited)
                                                       -------------------      -------------------
ASSETS

      Cash                                                            319                   19,162
      Accounts receivable                                       1,458,463                  831,822
      Inventory                                                    33,512                   41,185
      Property & equipment
          Equipment                                               212,172                  162,058
          Furniture and fixtures                                   32,108                   24,045
          Building and land                                       400,000                  400,000
          Leasehold improvements                                   56,227                   52,252
          Autos and trucks                                        213,360                  191,790
                                                       -------------------      -------------------
                                                                  913,867                  830,145
          Less accumulated depreciation                           223,829                  148,665
                                                       -------------------      -------------------
                                                                  690,038                  681,480
                                                       -------------------      -------------------

      Other assets, net                                             6,746                    7,240
                                                       -------------------      -------------------

          Total Assets                                          2,189,078                1,580,889
                                                       ===================      ===================


LIABILITIES

      Accounts payable                                            843,621                  380,543
      Accrued wages                                                 8,998                   29,132
      Taxes payable                                               205,949                   97,110
      Billings in excess of costs and estimated
           earnings on uncompleted contracts                       66,545                   96,337
      Notes payable                                             1,997,153                1,341,011
      Other liabilities                                            84,233                   58,665
                                                       -------------------      -------------------

          Total Liabilities                                     3,206,499                2,002,798
                                                       -------------------      -------------------

EQUITY

      Common stock, $.001 par value                                 2,210                    2,210
      Paid-in-capital                                           1,378,048                1,378,048
      Retained earnings(deficit)                               (2,397,679)              (1,802,167)
                                                       -------------------      -------------------

          Total Equity                                         (1,017,421)                (421,909)
                                                       -------------------      -------------------

          Total Liabilities & Equity                            2,189,078                1,580,889
                                                       ===================      ===================

See Notes to Financial Statements

                         TECHLITE APPLIED SCIENCES, INC.
                            STATEMENTS OF OPERATIONS

                                                            Three Months Ended                      Nine Months Ended
                                                                October 31                             October 31
                                                            ------------------                     ------------------
                                                         1999              1998                 1999              1998
                                                     --------------    --------------       --------------    --------------
                                                                (Unaudited)                            (Unaudited)

      Contract revenue earned                              783,838         1,255,268            2,560,402         3,844,310
      Cost of revenue earned                               625,542           868,779            1,920,454         2,712,768
                                                     --------------    --------------       --------------    --------------

      Gross profit                                         158,296           386,489              639,948         1,131,542

      General & administrative expenses                    225,015           305,287            1,257,174           718,342
                                                     --------------    --------------       --------------    --------------

      Income(Loss) from operations                         (66,719)           81,202             (617,226)          413,200

      Other income                                           5,543                 0               21,714             2,192
                                                     --------------    --------------       --------------    --------------

      Income(Loss) before taxes                            (61,176)           81,202             (595,512)          415,392

      Provision for income taxes                                 0                 0                    0                 0
                                                     --------------    --------------       --------------    --------------

      Net Income(Loss)                                     (61,176)           81,202             (595,512)          415,392
                                                     ==============    ==============       ==============    ==============

      Net Income(Loss) per common share                      (0.03)             0.04                (0.27)             0.19
                                                     ==============    ==============       ==============    ==============



See Notes to Financial Statements

                         TECHLITE APPLIED SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                 Nine Months Ended     Nine Months Ended
                                                                 October 31, 1999       October 31, 1998
                                                                    (Unaudited)           (Unaudited)
                                                                 ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  (595,512)               415,392
     Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation                                                         78,796                 47,996
     Decrease (increase) in contract receivables                        (626,641)               148,255
     Decrease (increase) in inventory                                      7,673                 12,813
     Decrease (increase) in other assets/receivables                      (3,138)              (152,252)
     Net increase (decrease) in billings related to
        costs and estimated earnings on
        uncompleted contracts                                            (29,792)              (553,881)
     Increase (decrease) in accounts payable                             463,078                214,893
     Increase (decrease) in other accrued liabilities                    114,273               (196,773)
                                                                 ----------------       ----------------
          Net cash provided by operating activities                     (591,263)               (63,557)
                                                                 ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                            (83,722)              (546,278)
                                                                 ----------------       ----------------
          Net cash used in investing activities                          (83,722)              (546,278)
                                                                 ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable                                (985,780)               (37,090)
     New borrowings                                                    1,641,922                502,000
     Sale of stock                                                             0                158,557
                                                                 ----------------       ----------------
          Net cash used in financing activities                          656,142                623,467
                                                                 ----------------       ----------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                     (18,843)                13,632

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                       19,162                      0
                                                                 ----------------       ----------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                                319                 13,632
                                                                 ================       ================

See Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1:     SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

The Company is organized as an Oklahoma corporation located in Tulsa, Oklahoma. The Company is an energy efficient lighting specialist primarily engaged in performing retrofits of lighting systems in commercial, educational and healthcare facilities. The work is performed primarily under fixed-price contracts. The length of the contracts vary, typically between 1 and 18 months.

Revenue Recognition
-------------------

Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. This method is used because the Company considers expended costs to be the best available measure of progress on these contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

Cost Recognition
----------------

Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor, supplies, and tool costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Depreciation
------------
Furniture and equipment are depreciated using the straight-line method over the estimated useful life of each asset, which is generally from five to seven years.

Income Taxes
------------

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized, as explained in Note 3. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


NOTE 2:     PROPERTY AND EQUIPMENT

Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years.


NOTE 3:     INCOME TAXES AND DEFERRED INCOME TAXES

Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results of Operations - Third Quarter of Fiscal Year 2000 Compared to Third
     ---------------------------------------------------------------------------
     Quarter of Fiscal Year 1999
     ---------------------------

     Our revenues of $783,838 for the quarter ended October 31, 1999 (Q3 2000) fell by $471,430 or 38.5 percent from revenues of $1,255,268 for the quarter ended October 31, 1998 (Q3 1999). We have devoted a considerable amount of time, effort and resources to marketing efforts this quarter as well as this entire fiscal year. Our considerable efforts are now beginning to produce. Approximately $4 million in new contracts have now been approved. In Q4 2000, we believe additional projects will also be approved before year-end. Our efforts have resulted in some degree of neglect by our sales department of other, smaller opportunities. other, smaller opportunities.


     Our gross margin for Q3 2000 was $158,296, or 20.1 percent, compared with gross margin of $386,489, or 30.8 percent, for Q3 1999. This reduction of gross margin is attributable to the smaller margin inherent in the contracts we worked on this last quarter, such contracts being public bid contracts that generally involve smaller margins and less revenue than negotiated contracts.

     General and administrative expenses for Q3 2000 were $225,015, or 28.7 percent of revenues, compared with general and administrative expenses of $305,287, or 24.3 percent of revenues, for Q3 1999. This increase was a consequence of our devotion of major efforts to marketing.

     We had a net loss of $61,176 for Q3 2000 compared to net income of $81,202 for Q3 1999.

     Results of  Operations - First Three  Quarters of Fiscal Year 2000 Compared
     ---------------------------------------------------------------------------
     to First Three Quarters of Fiscal Year 1999
     -------------------------------------------

     Our revenues for the nine months ended October 31, 1999 were $2,560,402, a decrease of $1,283,908, or 33.4 percent, from revenues of $3,844,310 for the comparable period of 1999. This nine-month drop in revenues is attributable to the same causes for the decline of sales in Q3 2000, as set forth above.

     Our gross margin for the nine months ended October 31, 1999 was $639,948, or 25 percent, compared with gross margin of $1,131,542, or 29.4 percent for the same period in 1998. This reduction in margin is due to the smaller margin inherent in public bid contracts, which was a major source of the work we performed during the first nine months of the present fiscal year.

     General and administrative expenses for the nine months ended October 31, 1999 were $1,257,174, or 49.1 percent of revenues, compared with general and administrative expenses for the same period in 1998 of $718,342, or only 18.7 percent of revenues. This considerable increase in general and administrative expenses - $538,832 - during a period of $1,283,908 less revenue is attributed to our having devoted considerable time, effort and resources to marketing efforts, particularly in Florida and Brazil.

     We sustained a loss of $595,512 during the first nine months of fiscal year 2000 compared with net income of $415,392 for the first nine months of fiscal year 1999.

     Outlook
     -------

     This outlook section contains a number of forward-looking  statements,  all
of  which  are  based  on  current   expectations.   Actual   results  may  vary
considerably.

     We anticipate obtaining contracts, as a result of our sole source marketing efforts, for approximately $10 million in revenue in the next six to nine months. The sole source approach has increased sale cycle time from inception to signature. We anticipate $10 to $14 million in revenue from our effort. We continue our market development efforts in Brazil, and our efforts are proceeding favorably.

     Our most difficult problem today is a nuisance lawsuit filed by a person that assisted us in our negotiations in 1997 with the Tulsa, Oklahoma public school system. He claims a commission greater than what we believe he is due. An agreement has been reached to resolve the matter by having the project audited to determine the actual amount owed, if any.

     Management's Statement on Y2K
     -----------------------------

     TechLite's information technology system is Y2K compliant based on communications with our hardware and software providers and in-house testing. We have no non-information technology systems affecting business operations. We have no multiple computer systems.

     Third parties with whom we have material relationships have confirmed that they expect no business interruptions. We expect no cost directly relating to fixing Y2K issues, such as modifying software and hiring Y2K solution providers. We estimate no material lost revenues due to Y2K issues, and we are establishing a contingency plan.

     TechLite's future results of operations and the other forward-looking statements contained herein involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital, loss of personnel - particularly chief executive officer Jim Arvidson - as a result of accident or for health reasons, and interruptions in the supply of inventory from manufacturers of the inventory.

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit                         Item
     -------                         ----
     27              -      Financial Data Schedule.

(b)  Reports on Form 8-K

     A Form 8-K, Current Report, dated November 8, 1999, reporting events beginning October 21, 1999, was filed November 12, 1999.

     Items reported:

          Item 2: Acquisition or Disposition of Assets - reporting a merger with TechLite Applied Sciences, Inc. that became effective on October 21, 1999;

          Item 4: Change in Registrant's Certifying Accountant - reporting a change in the registrant's certifying accountant on October 22, 1999; and

          Item 7. Financial Statements and Exhibits - including (a) July 31, 1999 financial statements of the business acquired and (b) pro forma financial information reflecting the registrant's merger on October 21, 1999, with TechLite Applied Sciences, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  December 14, 1999                     TechLite, Inc.



                                             By
                                               -------------------------------
                                               J.D. Arvidson, Chief Executive
                                                    Officer