Form 10QSB/A
period 1999-10-31
TECHLITE INC
filed 2000-02-29
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 1999

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

                                 TECHLITE, INC.
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
                                                     ==============    ==============       ==============    ==============



See Notes to Financial Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS


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

Item 6.        Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit                         Item
     -------                         ----
     27              -      Financial Data Schedule*

*Previously filed and incorporated herein.

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

Date:  February 28, 2000                   TechLite, Inc.



                                            By /s/ J.D. Arvidson
                                               -------------------------------
                                               J.D. Arvidson, Chief Executive
                                                    Officer