Form 10QSB/A
period 1999-07-31
TECHLITE INC
filed 2000-03-23
CIK 1060443

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
               For the transition period from ________ to ________



                                 TechLite, Inc.
             (Exact name of registrant as specified in its charter)


   Oklahoma                        333-68071                        73-1522114
--------------              ------------------------               -------------
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

        Transitional Small Business Disclosure Format (check one):  Yes ___
No  X
   ---

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

                                 TECHLITE, INC.
                                 --------------
                          (A Development Stage Company)

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

                                 TECHLITE, INC.
                                 --------------
                          (A Development Stage Company)

                               STATEMENT OF INCOME
                               -------------------


                                     3 Months Ended              6 Months Ended
                                         July 31                     July 31
                                     ---------------             --------------
                                     1999       1998             1999      1998
                                     ----       ----             ----      ----
                                       (Unaudited)                 (Unaudited)

Revenues                               0          0                0         0

Expenses                               0          0                0         0
                                     ----       ----             ----      ----

Income from operations                 0          0                0         0

Provision for income taxes             0          0                0         0
                                     ----       ----             ----      ----

Net income                             0          0                0         0
                                     ====       ====             ====      ====

Net income per common share            0          0                0         0
                                     ====       ====             ====      ====
















                   The accompanying notes are an integral part
                             of this balance sheet.

                                 TECHLITE, INC.
                                 --------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                     6 Months Ended              6 Months Ended
                                      July 31, 1999               July 31, 1998
                                     --------------              --------------
                                       (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES     $   0                        $   0
                                         -----                        -----

CASH FLOWS FROM INVESTING ACTIVITIES        0                             0
                                         -----                        -----

CASH FLOWS FROM FINANCING ACTIVITIES        0                             0
                                         -----                        -----

NET INCREASE IN CASH AND
CASH EQUIVALENTS                             0                            0

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                      $ 245                        $ 245
                                         -----                        -----

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                            $ 245                        $ 245
                                         =====                        =====


















                   The accompanying notes are an integral part
                             of this balance sheet.

                                 TECHLITE, INC.
                                 --------------
                          (A Development Stage Company)

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

Date:  March 23, 2000                        TechLite, Inc.



                                             By:/s/J.D. Arvidson
                                                -------------------------------
                                                J.D. Arvidson, Chief Executive
                                                  Officer