Form 10KSB
period 2000-01-31
TECHLITE INC
filed 2000-05-18
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-48675

                                 TECHLITE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


       Oklahoma                                                73-1522114
------------------------                              --------------------------
(state of incorporation)                              (IRS Employer I.D. Number)


                         6106 East 32nd Place, Suite 101
                                Tulsa, OK 74135
                      -------------------------------------
                      (Address principal executive offices)

                     Issuer's telephone number: 918-664-1441

         Securities registered under Section 12(b) of the Exchange Act:

                           Title of each class: None.

                Name of each exchange on which registered: None.

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $2,625,750.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,646,771 computed by reference to the $1.06 average of the bid and asked price of the Company's Common Stock on May 15, 2000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,454,347 shares of Common Stock, $0.001 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (3) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1. Description of Business ...........................................   5

        Business Development ..............................................   5
        Description of TechLite's Business ................................   5
        The Light Fixture Retrofitting Industry ...........................   5
        The Market ........................................................   6
        Environmental Considerations ......................................   6
        Saving Money ......................................................   6
        Other Benefits ....................................................   7
        Current Trends ....................................................   8
        Sales Methods .....................................................   9
        Production Costs ..................................................  10
        Competition .......................................................  10
        Government Approval of Principal Products .........................  10
        Government Regulations ............................................  10
        Dependence on Major Customers and Suppliers .......................  11
        Seasonality .......................................................  11
        Research and Development ..........................................  11
        Environmental Controls ............................................  11
        Year 2000 Computer Problem ........................................  11
        Number of Employees ...............................................  11
        Venue of Sales ....................................................  11
        Patents, Copyrights and Intellectual Property .....................  12

Item 2. Properties ........................................................  12

        Facilities ........................................................  12

Item 3. Legal Proceedings .................................................  12

Item 4. Submission of Matters to a Vote of Security Holders ...............  12

Item 5. Market for Common Equity and Related Stockholder Matters ..........  13

Item 6. Management's Discussion and Analysis ..............................  13

        Results of Operations .............................................  13
        Sales .............................................................  14
        Gross Margin ......................................................  14
        Selling, General and Administrative Expenses ......................  14
        Net Income (Loss) Before Taxes ....................................  14
        Balance Sheet Items ...............................................  14
        Liquidity and Capital Resources ...................................  15

Item 7. Financial Statements ..............................................  15

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................  16

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .................  16

Item 10.  Executive Compensation ..........................................  17

Item 11.  Security Ownership of Certain Beneficial Owners and Management ..  18

Item 12.  Certain Relationships and Related Transactions ..................  19

        Parents of the Company ............................................  19

Item 13.  Exhibits and Reports on Form 8-K ................................  19

        Signatures ........................................................  21

ITEM    1.     DESCRIPTION OF BUSINESS.

        BUSINESS DEVELOPMENT

        TechLite, Inc. was incorporated in Oklahoma on June 3, 1997, for the purpose of merging with TechLite Applied Sciences, Inc. of Tulsa, Oklahoma. On October 21, 1999 we merged with TechLite Applied Sciences. The historical financial statements of TechLite are those of TechLite Applied Sciences, Inc., which was incorporated in Oklahoma on November 9, 1992.

        TechLite, through its predecessor in interest, has been engaged since 1993 in the business of retrofitting existing lighting fixtures in buildings used for commercial, education, manufacturing, institutional and health care purposes. It installs highly efficient reflectors, improved electronic ballasts, and energy-efficient fluorescent lamps that make possible a 60 percent or greater reduction in electricity consumption. It does this while maintaining or improving existing light levels.

        We have our headquarters in Tulsa, Oklahoma, and branch offices in Dallas, Texas. Our fiscal year ends January 31. We have operated at a loss from inception through the fiscal year that ended January 31, 2000.

                       DESCRIPTION OF TECHLITE'S BUSINESS

The Light Fixture Retrofitting Industry.
---------------------------------------

        In 1992 the Congress enacted the National Energy Policy Act. This law mandated that many inefficient lighting products, such as the commonly used 40-watt, T-12 fluorescent lamp, be eliminated and replaced with new technology. Also affected by this legislation are electric motors, other lamps, luminaries, distribution transformers and electromagnetic fields research.

        Also, in 1992 the Environmental Protection Agency (the "EPA") initiated its "Green Lights" or "Energy Star" program. This is a voluntary pollution-reduction program that assists electricity users by providing them with the most current information about energy-efficient lighting technologies and how upgrades or retrofitting can be financed.

        These two government initiatives - the National Energy Policy Act of 1992 and the EPA's Energy Star program - provided the impetus for the development of three significant energy-efficient products:

        o       energy-efficient fluorescent lamps,

        o       improved electronic ballasts, and

        o       highly efficient reflectors.

        The retrofitting of existing fixtures with these three improvements makes possible (1) up to a 60 percent or greater reduction in power consumption while (2) maintaining or even improving current light levels. The business of TechLite is selling and installing these and related products. This involves designing or adapting the reflectors for each lighting fixture in a customer's building. Frequently, electricity savings pay for the cost of retrofitting in one to three years.

The Market.
----------

        There are more than 2.5 billion light fixtures in the nation that would benefit from an energy-efficient lighting retrofit. We estimate that more than 1 billion of these retrofittable units are in the central U.S. States, where TechLite has targeted its business plan.

        The estimated one billion fixtures for the central U.S. States that are retrofittable provide a total available market of approximately $50 billion. TechLite's five-year business plan projects that it will have sales aggregating $239 million, which is less than 0.5 percent of the market in this area.

Environmental Considerations.
----------------------------

        Generating electricity involves burning fossil fuels - coal, oil, or natural gas - or running a nuclear reactor or a hydroelectric plant. The mining and transportation of fossil fuels can result in various types of pollution. Burning fossil fuels emits air pollutants from smokestacks, including carbon dioxide, sulfur dioxide, and nitrogen oxides. Today the EPA is increasingly focusing on pollution prevention. If the nation uses less electricity to deliver an energy service - such as lighting - the power plants that produce the electricity burn less fuel and thus generate less pollution.

        Lighting accounts for 20 to 25 percent of all electricity sold in the U.S. Lighting for industry, stores, offices and warehouses represents 80 to 90 percent of total lighting electricity use. Every kilowatt hour of lighting electricity not used prevents emissions of 1.5 pounds of carbon dioxide, 5.8 grams of sulfur dioxide, and 2.5 grams of nitrogen oxides. If energy efficient lighting were used where profitable, the nation's demand for electricity would be cut by more than 10 percent. This would result in annual reductions of 2.2 million metric tons of carbon dioxide -the equivalent of taking 44 million cars off the road; 1.3 million metric tons of sulfur dioxide; and 600,000 metric tons of nitrogen oxides. These reductions represent twelve percent of U.S.
utility emissions.

Saving Money.
------------

        The EPA's Energy Star upgrade program focuses on achieving energy savings under circumstances that save money for the electricity user. Businesses that have made the investment in retrofit lighting - because of the development of highly efficient reflectors, improved electronic ballasts, and energy-efficient fluorescent lamps - have cut their electric bills by up to 60 percent or more and have experienced an average return on their retrofit investment of 35 percent or more.

        The new electronic ballast is ten to fifteen percent more efficient than the standard magnetic ballast now in widespread use. Newly developed compact fluorescent lamps convert most of their electricity into light - not heat. They are four times more efficient than standard incandescent lights. They can last nine to fifteen times longer. New lighting systems that include the smaller diameter "T-8" fluorescent lamps that replace the old 40-watt T-12 "cool white" fluorescent lamps can increase lumens per watt to over 100, as opposed to the current standard of 60. By substituting these new systems, offices improve their lighting quality while reducing energy costs.

        Occupancy sensors keep lights on when motion is detected and turn lights off when motion is not detected. They ensure that lights are in use only when needed.

        Of a special importance is the development of lighting enhancement reflectors for fluorescent light fixtures. Utilizing a mirror-like permanent specular coating on a metal substrate and ray-tracing software, reflector manufacturers can bend the mirrored strips into intricate shapes to achieve desired photometric results. TechLite makes use of these lighting enhancement reflectors. This requires a fixture-by- fixture retrofitting by TechLite but, together with the other energy- efficient improvements noted above, it enables TechLite to provide the ultimate energy-efficient and cost saving retrofitting services available anywhere.

        Consider, for example, a convenience store, operating 24 hours a day, seven days a week. It usually pays the highest commercial rates, because of the relatively small space occupied. Retrofitting the lights of this business can be most cost-effective. It can generate a return on investment of over 120 percent with a nine- to eleven-month payback.

        Lighting is one of the largest hidden costs of a total electric bill for large office buildings - approximately 40 percent. With an energy efficient lighting retrofit, this cost can be reduced up to 60 percent or more. Further, if better light is provided at less than one-half the cost, this makes buildings more competitive in today's lease market. This also provides an increase in property value. Reducing lighting costs in a facility by $100,000 annually would increase the property value by one million dollars with a CAP rate of 10 percent.

Other Benefits.
--------------

        The new electronic ballasts operate at a higher frequency, 20,000 cycles per second, as opposed to the magnetic predecessors which operate at 60 cycles per second. The fluorescent lighting system the electronic ballasts operate can convert power to light more efficiently than systems run by standard magnetic ballasts. The higher cycle rate eliminates flicker and hum while using less energy.

        The electronic ballasts prompted the development of the new, smaller-diameter, fluorescent tube, called the T-8. This new tube takes advantage of the characteristics of the new electronic ballast and incorporates the use of tri-phosphor coatings for enhanced color rendition.
                                     ------------------------

        Because the new electronic ballasts operate 50 degrees cooler, and because the new T-8 lamps operate 20 degrees cooler with only half as many needed,  air-conditioning  costs in a building may be reduced by 20 percent
              ------------------------------------------------------------------
and replacement parts by 50 percent.
-----------------------------------

        The development of mini-fluorescent compact lamps allows replacement of many sizes of incandescent lamps. Power reductions may be as high as 80 percent. With lower prices and minimal installation costs, these units have become the most cost-effective of all retrofits. For example, 100-watt incandescent lamps can be replaced with 22- to 28-watt fluorescent compacts without any light loss. Ballast life for these mini-fluorescent compacts is expected to be 50,000 hours, and lamp life is expected to be 10,000 hours.

Current Trends.
--------------

        Many electric light retrofit companies do no more in retrofitting than replacing four old lamps with two new lamps. The most advanced energy-efficient retrofit lighting companies, such as TechLite, are concerned with total systems engineering. These companies sell the concept of re-engineering a building's lighting system to meet the lighting requirements of the tasks performed in the buildings and to use whichever retrofit is most cost-effective.

        TechLite uses the latest ballasts. They provide a range of ballast factors (wattages) and proportionate light levels for two T-8 lamps of 49, 54, 58, 62, 71 and 84 watts. Thus, there is immense flexibility for the systems integrators to achieve desired light levels.

        TechLite's systems engineers literally custom-design the retrofit for each fixture, dependent on its task. The five to fifteen percent savings advantage over a single-type retrofit more than compensates for added costs, if any. Lamps are now available in several intensity levels and at least six color temperatures ratings.

        Another technical product recently improved to the point of viability is the motion sensor. Early problems with the sensors have been corrected, and the inability to accurately predict savings from these sensors has been overcome.

        The manufacturers of lighting enhancement reflectors continue to improve their products. Single lamp reflectors for two-foot by four-foot fixtures have added even more low-end versatility. Three-, four-, or six-lamp high-intensity reflectors are now designed for ceilings in excess of 25 feet. These reflectors have dispelled the myth that those heights were the exclusive territory of 400- to 1,600-watt metal halide lamps. These improvements and a growing population of other products, while further enhancing system efficiency, have also increased design complexity. This makes the market more and more the domain of the systems engineers.

        The business of designing and installing energy efficient lighting retrofits has become very sophisticated. It demands operatives of a higher level in both engineering and business. It is no longer sufficient to send inexperienced salesmen door to door with brochures and big promises; the leaders in today's industry are sending in teams of highly trained lighting professionals. TechLite utilizes sophisticated lighting demonstration units to perform presentations. Its engineers identify and measure extensive lists of data for a computerized design process.

        In 1997, the competitive climate began to change with the emergence of "energy service companies," called "ESCOs". Several states took steps toward the deregulation of the electricity supply companies - the electrical utility companies. One response of the utility companies has often been their creation of ESCO subsidiaries. These act as general contractors that seek energy supply contracts. Sometimes the ESCOs negotiate contracts to replace a building's heating, air conditioning and ventilation systems, to replace the electronic controls that govern such systems, and to retrofit the lighting fixtures. One feature of the contracts is to require the purchase of the electricity from the ESCO's parent company. The lighting retrofitting is generally subcontracted out to companies such as TechLite. Financing for the package is generally provided by the ESCOs. TechLite has no strategic alliances with any ESCOs at present but is seeking them. Such alliances could prove to be critical in getting business in the future.

Sales Methods.
-------------

        TechLite's corporate office makes available to each sales office a demonstration machine that is used as a sales device. Within a single portable unit, there is a television set with VCR for showing Energy Star and TechLite videos, a rotating watt meter, a light level indicator, a laser pointer for demonstration of reflectivity, an audio amplifier for demonstration of hum characteristics, and two two-by-four recessed troffers mounted on a motorized mast so that fixtures can be raised to a normal position at ceiling height. The demonstration machine vividly demonstrates the improvement in lighting obtained from a retrofit as well as the substantial reduction in electricity usage.

        Sales procedures employed today typically commence with a walk- through by an experienced sales engineer to determine if a building is a good prospect. Then, a demonstration using the demonstration machine is scheduled. After the demonstration, depending upon the size of the building, the types of fixtures observed, the hours of usage and the rates for electricity demonstrated by the building's electricity bills, an estimate of available savings is made. The potential customer is asked, based upon these savings, if it wishes to proceed with a comprehensive feasibility and engineering study.

        If the answer is positive, then TechLite and the potential customer enter into a memorandum of understanding that offers the customer several options. If the feasibility study shows that all the project goals cannot be met, or if funding repayable from savings is not available, there is no charge for the study. If the feasibility study shows that all of the listed goals can be met, funding is available, and the customer decides not to proceed with the lighting upgrade, the customer reimburses TechLite a predetermined amount for the feasibility study and engineering work done up to that point. Should the customer agree that the project should move forward, there is no added cost for the initial feasibility study. Using data from the engineering study, the systems engineer can determine (1) the best retrofit solution for the over-lit areas and the under-lit areas and (2) which solution is most cost-effective.

        In October 1997 we commenced a sales effort in Brazil that resulted in its retrofitting, for demonstration purposes, the eighteenth floor of the central post office building in Brazilia and a portion of a large discount store for a French commercial concern, Carrefour Comercio E Industria LT ("Carrefour"). Following the demonstrations, we made proposals in July 1998 to each of the Brazil postal system and Carrefour to retrofit a single building for each and, in the case of Carrefour, 50 stores for Carrefour. Each of the Brazil postal system and Carrefour later advised us that no contract would be considered at that time, due to the unstable Brazilian currency and its devaluation.

Production Costs.
----------------

        The cost of materials - lamps, ballasts, reflectors and motion sensors - should account for approximately 59 percent of a project's costs. Installation and supervisory labor should account for an additional fifteen percent of a project's costs. Our selling, general and administrative expenses are geared to sales of $25 million a year - a level we have yet to achieve. We estimate that selling, general and administrative expenses will decrease to approximately ten percent of contract revenue as the volume increases.

Competition.
-----------

        Numerous companies throughout the U.S. are engaged in the business of retrofitting light fixtures. Many of these are small businesses that operate only locally. Even so, they can have personal and political contacts that make them quite competitive with TechLite. Few of these competitors offer custom-designed reflectors that add so much to a retrofit; they merely replace existing fluorescent lamps and ballasts with the new, improved models. TechLite obtains its retrofit contracts in most instances when it can demonstrate what it offers in contrast to what a competitor offers. Competition in the future, however, could arise from strategic alliances between TechLite's competitors and the emerging "energy supply companies" -"ESCOs".

Government Approval of Principal Products.
-----------------------------------------

        No government approval is required in the U.S. for TechLite's products. It buys from others the fluorescent lamps, ballasts, and reflectors it installs in its retrofitting business.

Government Regulations.
----------------------

        TechLite, as an electrical contractor, is subject to regulation as such. State, county or city statutes and ordinances usually require that it have a qualified and licensed electrician present and supervising each retrofit job. Further, all installations of electrical fixtures are subject to compliance with electrical codes in force in virtually all jurisdictions in the U.S.

Dependence on Major Customers and Suppliers.
-------------------------------------------

        TechLite has been dependent, and expects to continue to be dependent, upon single customers for ten percent or more of its consolidated revenues. However, such customers would not be expected to be repeat customers once the work for such customers is completed. It has had and anticipates significant backlogs, but additional staff is taken on to meet all contract needs.

        It depends upon American Illuminetics, Inc. of Carlsbad, California for the lighting-enhancement reflectors TechLite prefers to use in the retrofitting of light fixtures. TechLite believes that all foreseeable demand for reflectors can be met. Other suppliers of reflectors are available. For lamps, TechLite depends upon Phillips Lighting Co. of Somerset, New Jersey; Osram Sylvania, Inc. of Danvers, Massachusetts; and GE Lighting of Cleveland, Ohio. For ballasts, it depends upon Advance Transformer Co. of Rosemont, Illinois; Magnetek Lighting Products Group of Nashville, Tennessee; and Motorola Lighting, Inc. of Buffalo Grove, Illinois.

Seasonality.
-----------

        There is no seasonal aspect to TechLite's business.

Research and Development.
------------------------

        TechLite conducts no research and development.

Environmental Controls.
----------------------

        TechLite is subject to no environmental controls or restrictions that require the outlay of capital or the obtaining of a permit in order to engage in business operations.

Year 2000 Computer Problem.
--------------------------

        TechLite has determined that it does not face material costs, problems or uncertainties about the year 2000 computer problem. This problem affects many companies and organizations and stems from the fact that many existing computer programs use only two digits to identify a year in the date field and do not consider the impact of the year 2000. TechLite presently uses off-the-shelf and easily replaceable software programs and has determined that all software is year 2000 compliant.

Number of Employees.
-------------------

        On January 31, 2000, TechLite employed 30 persons full time, no persons part time, and had four persons under contract as sales associates who receive commissions on new business they bring to the company.

Venue of Sales.
--------------

        None of TechLite's sales are attributable to exports. It is making a concerted effort, however, to obtain business in Brazil. Should it obtain a significant contract to retrofit the lighting fixtures in one or more post office buildings in Brazil, TechLite believes it will be able to obtain Export-Import Bank guarantees for up to 85 percent of the cost of materials exported to Brazil. TechLite has not yet identified the source of any additional financing it might require to complete a significant contract with the Brazil postal system. Any contract it might obtain from Carrefour, the French-owned chain store company, would require Carrefour's periodic payments in amounts calculated to cover all of TechLite's costs in advance of its payment of these costs.

Patents, Copyrights and Intellectual Property.
---------------------------------------------

        TechLite has no patents, copyrights or intellectual property but does have common law copyright protection for an energy audit software program.

ITEM    2.     PROPERTIES

        TechLite owns a 13,000 square-foot office building located at 6106 East 32nd Place, Tulsa, Oklahoma 74135.

        FACILITIES

        TechLite  occupies   approximately  5,500  square  feet  of  its  13,000
square-foot office building in Tulsa, Oklahoma. It leases, on short-term leases, warehouse space and additional office space as follows:

         Use of
         Leased                                    Square          Monthly
        Premises        City          Feet          Rent            Term
        ---------     ---------       -----        ------         ----------

        Warehouse     Tulsa, OK       4,200        $1,275         06-09-2000

The above space is deemed adequate for TechLite's foreseeable needs. As branches are opened in additional cities, facilities will be leased on short-term leases for the branch operations.

ITEM    3.     LEGAL PROCEEDINGS

        On September 9, 1999, TechLite was sued in the District Court of Tulsa County, Oklahoma, Power Savers, Inc. v. TechLite Applied Sciences, Inc., Docket No. CJ-994303, in a dispute involving the correct amount of net profit to be paid to an agent of TechLite with regard to a contract between TechLite and a Tulsa County school district. TechLite has already paid the agent an amount in excess of $200,000 and believes it is not further liable to the plaintiff. Nevertheless, TechLite has placed $125,000 into escrow for settlement purposes.

ITEM    4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM    5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TechLite's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board in April 2000. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows for the few weeks in the second quarter of 2000 that the stock has traded. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High                  Low
                                    ----                  ---
        2000:
               2nd Qtr.             1.25                  0.75

Holders.  Based on information provided by our transfer agent,  the  Company had
-------
638 shareholders of record of its common stock on May 15, 2000.

Dividends.  TechLite has paid no cash dividends  since its inception,  and it is
---------
unlikely that any cash dividend will be paid in the foreseeable future. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the company, general economic conditions and other pertinent factors. There are no dividend restrictions held by any creditor or other agreement to which the company is a party.

        Recent Sales of Unregistered Securities. Subsequent to the effectiveness
        ---------------------------------------
of the merger on October 21, 1999 between the company and TechLite Applied Sciences, Inc., the company sold 336,633 shares of Common Stock to investors in an offering exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for services rendered during the period November 1999 through January 2000. Each of the purchasers was personally known to the company and its directors prior to the offer made by the Company to sell such securities.

ITEM    6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 7 - Financial Statements."

        Results of operations.
        ---------------------

        The following table presents, as a percentage of sales, certain selected financial data for each of the two years in the period ended January 31, 2000 and January 31, 1999:


        Year ended January 31                             2000          1999
        --------------------------------------------------------------------

        Sales                                             100%          100%
        Cost of sales                                      83%           71%
                                                          ---           ---
        Gross margin                                       17%           29%

        Selling, general and
               administrative expenses                     79%           32%

        Net income (loss) before taxes                    (59)%          (2)%

        Sales.
        -----

        Sales of $2,625,750 for fiscal year 2000 (FY 2000) decreased by $2,021,108, or 43 percent from sales of $4,646,858 for fiscal year 1999. The decrease was due to the concentration by TechLite of its sales and administrative personnel during FY 2000 to entering the Florida market through the acquisition of a Florida company already established in the lighting maintenance and retrofit business, primarily with school districts in Florida. The effort was not successful, although TechLite is continuing its efforts and believes it will be successful in this respect during FY 2001.

        Gross margin.
        ------------

        Gross margin decreased to $455,058, or 17 percent of sales in FY 2000 from $1,358,654, or 29 percent of sales, in fiscal 1999. The decrease was due primarily to increased costs in contract management and oversight.

        Selling, general and administrative expenses.
        --------------------------------------------

        Selling, general and administrative expenses increased from $1,472,865 in fiscal 1999 to $2,065,936 in FY 2000, an increase of $593,071 or 40 percent. This increase is attributable to our expenses of developing a presence in the Florida market.

        Net income (loss) before taxes.
        ------------------------------

        A net loss before taxes of $105,444 in fiscal 1999 increased to a net loss of $1,543,791 in FY 2000. This increase in loss was attributable primarily to our unproductive efforts in Florida - efforts that diverted both sales personnel and administrative personnel from other opportunities, thereby reducing income and increasing costs.

        Balance sheet items.
        -------------------

        Significant changes in several balance sheet items occurred from fiscal 1999 to fiscal 2000, in particular the following:

        o      A cash position of $19,162 at the end of fiscal 1999 increased to
                 ----
               a cash position of $126,189 at the end of fiscal year 2000,

        o      contracts  receivable  of  $831,822  at  the  end  of fiscal 1999
               ---------------------
               decreased to $264,534 at the end of fiscal year 2000,

        o      inventory of $41,185 at the end of fiscal year 1999 increased  to
               ---------
               $189,949 at the end of fiscal year 2000,

        o      payroll  and  sales tax payable  of  $97,110 at the end of fiscal
               -------------------------------
               1999 increased to $314,450 at the end of fiscal year 2000,

        o      the backlog of business decreased from $1,686,995 at  January 31,
                   -------------------
               1999 to $403,267 at January 31, 2000,

        o      notes payable  of  $1,341,011 at the end of fiscal 1999 increased
               -------------
               by 72% to $2,312,725 at the end of fiscal 2000, and

        o      the  retained deficit  increased  from $1,802,167  at the  end of
                    ----------------
               fiscal 1999 to $3,345,958 at the end of fiscal year 2000.

        Liquidity and Capital Resources.
        -------------------------------

        TechLite had negative cash flow from operations of $756,335 in fiscal 2000. The principal components of this negative cash flow were a net loss from operations of $1,543,791, a decrease of $494,216 in contract receivables, an increase in inventory of $148,764, an increase in accounts payable of $309,040, an increase of $253,304 in accrued liabilities and a decrease of $116,696 in billings related to costs and estimated earnings on uncompleted contracts. This drain on liquidity and capital resources was covered by net borrowings of $946,566.

ITEM 7.        FINANCIAL STATEMENTS

                         Independent Accountants' Report


Board of Directors
TechLite, Inc.
Tulsa, Oklahoma


We have audited the accompanying balance sheets of TECHLITE, INC. as of January 31, 2000 and 1999, and the related statements of income, statements of changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements as of January 31, 1999, and for the year then ended have been restated to reflect the pooling of interest between TECHLITE, INC. and TECHLITE APPLIED SCIENCES, INC. as described in Note 1 to the financial statements. We did not audit the January 31, 1999 financial statements of TECHLITE, INC., which reflected total assets of $245 as of January 31, 1999, and no revenue or expense for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for TECHLITE, INC. as of January 31, 1999, and for the year then ended, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHLITE, INC. as of January 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/Causon & Westhoff
Tulsa, Oklahoma
April 25, 2000

                                 TECHLITE, INC.


                                 BALANCE SHEETS

                            JANUARY 31, 2000 AND 1999


                                     ASSETS
                                     ------

                                                         2000            1999
                                                         -----           ----

CASH                                                 $ 126,189        $  19,407

ACCOUNTS RECEIVABLE
     Contract receivables                              264,534          821,229
     Other receivables                                  73,072           10,593

INVENTORY, At Cost                                     189,949           41,185

PROPERTY AND EQUIPMENT, At Cost
     Equipment                                         196,314          162,058
     Furniture and fixtures                             32,490           24,045
     Building and land                                 400,000          400,000
     Leasehold improvements                             68,020           52,252
     Autos and trucks                                  216,770          191,790
                                                     ---------        ---------
                                                       913,594          830,145
     Less accumulated depreciation                     250,251          148,665
                                                     ---------        ---------
                                                       663,343          681,480
                                                     ---------        ---------

OTHER ASSETS                                           345,862            7,240
                                                     ---------        ---------



               Total Assets                         $1,662,949       $1,581,134
                                                     =========        =========

See Notes to Financial Statements
                                      F-2

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         2000            1999
                                                        -----            ----
LIABILITIES
     Accounts payable                               $  689,583       $  380,543
     Accrued wages                                      35,831           29,132
     Payroll and sales tax payable                     314,450           97,110
     Billings in excess of costs and estimated
          earnings on uncompleted contracts            213,033           96,337
     Notes payable and accrued interest              2,312,725        1,341,011
     Other liabilities                                  62,782           58,665
                                                     ---------        ---------
               Total Liabilities                     3,628,404        2,002,798
                                                     ---------        ---------





STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value;
           10,000,000 authorized shares;
           none issued
     Common stock, $ .001 par value;
           40,000,000 authorized shares;
           2,454,347 issued and
           outstanding in 2000 and 1999                  2,455            2,455
     Additional paid-in capital                      1,378,048        1,378,048
     Retained earnings(deficit)                     (3,345,958)      (1,802,167)
                                                     ---------        ---------
               Total Stockholders' Equity           (1,965,455)        (421,664)
                                                     ---------        ---------


               Total Liabilities & Stockholders'
                 Equity                             $1,662,949       $1,581,134
                                                     =========        =========


See Notes to Financial Statements

                                 TECHLITE, INC.

                              STATEMENTS OF INCOME

                      YEARS ENDED JANUARY 31, 2000 AND 1999


                                                        2000            1999
                                                        ----            ----

CONTRACT REVENUES EARNED                           $ 2,625,750      $ 4,646,858

COST OF REVENUES EARNED                              2,170,692        3,288,204
                                                     ---------        ---------

GROSS PROFIT                                           455,058        1,358,654

GENERAL AND ADMINISTRATIVE
     EXPENSES                                        2,065,936        1,472,865
                                                     ---------        ---------

INCOME(LOSS) FROM OPERATIONS                        (1,610,878         (114,211)

OTHER INCOME                                            67,087            8,767

INCOME(LOSS) BEFORE TAXES                           (1,543,791)        (105,444)
                                                     ---------       ----------

PROVISION FOR INCOME TAXES
                                                             0                0
                                                     ---------       ----------

NET INCOME(LOSS)                                   $(1,543,791)     $  (105,444)
                                                     =========       ==========


NET INCOME(LOSS) PER SHARE                         $      (.63)     $      (.04)
                                                     =========       ==========


See Notes to Financial Statements

                                 TECHLITE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      YEARS ENDED JANUARY 31, 2000 AND 1999


                                           Additional
                                Common      Paid-in      Retained
                                Stock       Capital      Earnings       Total

BALANCE, JANUARY 31, 1998       $2,449    $1,264,197   $(1,696,723)   $(430,077)


NET INCOME(LOSS)                                          (105,444)    (105,444)

SALE OF STOCK
                                     6       113,851                    113,857
                                 -----     ---------     ---------    ---------

BALANCE, JANUARY 31, 1999        2,455     1,378,048    (1,802,167)    (421,664)

NET INCOME(LOSS)                                        (1,543,791)  (1,543,791)

SALE OF STOCK
                                 -----     ---------     ---------    ---------
BALANCE, JANUARY 31, 2000       $2,455    $1,378,048   $(3,345,958) $(1,965,455)
                                 =====     =========     =========    =========

See Notes to Financial Statements

                                 TECHLITE, INC.

                            STATEMENTS OF CASH FLOWS

                      YEARS ENDED JANUARY 31, 2000 AND 1999


CASH FLOWS FROM OPERATING ACTIVITIES:

                                                          2000           1999
                                                          -----          ----

     Net income (loss)                               $ (1,543,791)   $ (105,444)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                        105,218        68,269
     Decrease (increase) in contract receivables          494,216      (404,420)
     Decrease (increase) in inventory                    (148,764)        5,193
     Decrease (increase) in other                        (342,254)      (10,522)
       assets/receivables
     Net increase (decrease) in billings related
       to costs and estimated earnings on
       uncompleted contracts                              116,696      (233,737)
     Increase (decrease) in accounts payable              309,040        58,304
     Increase (decrease) in other accrued                 253,304       (92,114)
       liabilities
                                                        ---------     ---------
         Net cash used in operating
           activities                                    (756,335)     (714,471)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                             (83,449)     (561,640)
                                                        ---------     ---------
         Net cash used in investing
           activities                                     (83,449)     (561,640)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable               (3,752,634)     (394,815)
     New borrowings                                     4,699,200     1,576,231
     Sale of stock                                                      113,857
                                                        ---------     ---------
         Net cash provided by
           financing activities                           946,566     1,295,273
                                                        ---------     ---------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                          106,782        19,162

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                          19,407           245
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                            $  126,189    $   19,407
                                                        =========     =========

See Notes to Financial Statements

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 1:     MERGER ACTIVITY

        TechLite, Inc. (the Company) was organized in accordance with the General Corporation Act of the State of Oklahoma on June 3, 1997, for the purpose of merging with TechLite Applied Sciences, Inc. (Applied Sciences), an Oklahoma corporation. The Company had no business operations or significant capital and had no intention of engaging in any active business until it merged with Applied Sciences.
        Applied Sciences is an operating company in the business of retrofitting lighting fixtures to obtain reductions in electricity consumption. The Company will be the surviving corporation, but Applied Sciences will elect all directors and officers of the merged entity. The Company effected the merger on October 21, 1999 with Applied Sciences pursuant to approving votes of the shareholders of both corporations. The merger was a tax-free reorganization accounted for as a pooling of interests.


NOTE 2:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

        The Company is organized as an Oklahoma corporation located in Tulsa, Oklahoma. The Company is an energy efficient lighting specialist primarily engaged in performing retrofits of lighting systems in commercial, educational and healthcare facilities. The work is performed primarily under fixed-price contracts which were obtained either through negotiations or a bidding process. The length of the contracts varies, typically between 1 and 18 months. Due to the nature of the construction industry, once work is completed on a contract, new contracts must be identified and obtained. The ultimate success in obtaining new contracts from year to year is subject to the inherent uncertainties of the bidding and negotiation process associated with the construction industry.

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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 2: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Taxes
------------

        Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized, as explained in Note 7. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 3:     CONTRACT RECEIVABLES

Contract receivables consist of:

                                                         2000            1999
                                                         ----            ----
   Billed
        Completed contracts                           $       0       $ 135,516
        Contracts in progress                           264,534         685,713
                                                        -------         -------

                                                      $ 264,534       $ 821,229
                                                        =======         =======



NOTE 4:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                         2000           1999
                                                         ----           ----

   Costs incurred on uncompleted contracts           $1,314,259      $3,066,461
   Estimated earnings                                   405,623       1,237,926
                                                      ---------       ---------
                                                      1,719,882       4,304,387
   Billings to date                                   1,932,915       4,400,724
                                                      ---------       ---------

                                                     $ (213,033)     $  (96,337)
                                                      =========       =========


   Included in the accompanying balance sheet
       under the following captions:
         Billings in excess of costs and estimated
           earnings on uncompleted contracts         $  213,033      $   96,337
                                                      =========       =========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 5:     NOTES PAYABLE

                                                         2000           1999
                                                         ----           ----

   Unsecured notes payable, due on demand, at 10%    $   67,072      $   76,262
   Notes payable to banks, collateralized by
   equipment,       due in monthly installments plus
   interest through
        September 2002, at 8.25% to 12%                  92,360         121,682
   Unsecured line of credit, at 14.5%                    38,778          49,500
   Line of credit, secured by factored accounts
        receivable, accounts receivable,
        contracts receivable, inventory and
        fixed assets, due                               986,403         673,463
   June and December 2000, at 12%
   Note payable, collateralized by 750,692 shares
   of Company stock owned by two officers
   and additional real estate owned
   by one officer, due May 2000, at 9%                 250,830
   Note payable, collateralized by contracts
   receivable and accounts receivable,
     due May 2000, at 9.5%                              50,135
   Note payable, collateralized by 8300 shares
   of Emerson Electric stock owned by
   a Company shareholder, due August 2000,
   at 8%                                               395,100
   Notes payable, building and land, due in
   monthly installments plus interest
   through October 2013, at 9%                         384,509          397,713
                                                     ---------        ---------
                                                     2,265,187        1,318,620
   Accrued interest                                     47,538           22,391
                                                     ---------        ---------

                                                    $2,312,725       $1,341,011
                                                     =========        =========

Aggregate annual maturities of debt at January 31, 2000, are:

               2001                                 $1,843,834
               2002                                     46,175
               2003                                     38,570
               2004                                     19,099
               2005                                     20,918
               Thereafter                              296,591
                                                     ---------

                                                    $2,265,187
                                                     =========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 6:     PROPERTY AND EQUIPMENT

        Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                         2000            1999
                                                         ----            ----

   Buildings                                          $  26,667       $   6,667
   Vehicles                                             104,484          64,199
   Equipment                                             92,549          61,756
   Furniture                                             13,749           9,641
   Leasehold improvements                                12,802           6,402
                                                       --------        --------

                                                      $ 250,251       $ 148,665
                                                       ========        ========



NOTE 7:     INCOME TAXES AND DEFERRED INCOME TAXES

      Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

      There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

   A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                         2000            1999
                                                         ----            ----

   Computed at the statutory rate of 34%              $(524,889)      $ (35,851)
   Increase in tax resulting from:
        Net operating loss carryforward                 524,889          35,851
                                                        -------         -------

                                                      $       0       $       0
                                                        =======         =======

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 8:     OTHER ASSETS

        At January 31, 2000 and 1999, the Company recorded $345,862 and $7,240, respectively, as other assets. Other assets include costs associated with internally developed software which is amortized over 4 years, $3,608 and $7,240, at January 31, 2000 and 1999, respectively. Additionally, other assets at January 31, 2000 also include $90,688 as receivable from a vendor, $1,566 of prepaid expenses and $250,000 as a purchase option contract. See Note 12 for subsequent information related to the purchase option contract.


NOTE 9:     BACKLOG

      The following schedule summarizes changes in backlog on contracts during the years ended January 31, 2000 and 1999. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                                        2000            1999
                                                        ----            ----

   Backlog, beginning of year                        $1,686,995      $  594,980
   New contracts during the year                      1,342,022       2,638,292
   Contract adjustments                                               3,100,581
                                                      ---------       ---------
                                                      3,029,017       6,333,853
   Less contract revenues earned during the year      2,625,750       4,646,858
                                                      ---------       ---------

   Backlog, end of year                              $  403,267      $1,686,995
                                                      =========       =========

The Company entered into additional contracts with estimated revenues of approximately $222,000 between February 1, 2000 and April 25, 2000.


NOTE  10:   ADDITIONAL SHARES OF COMMON STOCK

        As of January 31, 2000, the company agreed to issue 336,633 new shares of common stock to various individuals for services rendered during the fiscal year ended January 31, 2000. The value of the services rendered was $16,831.65. As of April 25, 2000, the new shares of common stock were still unissued.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


NOTE 11:     SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

        Estimates of revenue on uncompleted construction contracts are explained in Note 2, under Revenue Recognition and are described in detail in Note 4.

        The Company had one significant retrofit contract, Tulsa Public Schools for the years ended January 31, 2000 and 1999. The percentage of total revenue derived from Tulsa Public Schools was approximately 57% and 84% for the years ended January 31, 2000 and 1999, respectively. The Tulsa Public Schools contract was completed April 2000.


NOTE 12:     SUBSEQUENT EVENTS

        At January 31, 2000, the Company's financial statements reflected an other asset of $250,000 as discussed in Note 8. This asset represents the purchase of an option contract for the acquisition of A&K Service Corporation, Inc. The option was valid at January 31, 2000. However, in February 2000 the option expired without being exercised and the $250,000 was forfeited by the Company. This amount will be reflected as general and administrative expense associated with acquisition activities during February 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On October 22, 1999 the Company's principal independent accountant, Hogan & Slovacek of Oklahoma City, Oklahoma, resigned. Its reports on the Company's financial statements from inception onward contained no adverse opinions or disclaimers or opinions and were not modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Hogan & Slovacek, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hogan & Slovacek's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

        On October 22, 1999 the Company engaged new principal independent accountants, Causon & Westhoff, Certified Public Accountants, P.C., of Tulsa, Oklahoma, to audit the Company's financial statements.

        The change in the Company's certifying accountants was made solely in connection with the change of the Company's principal place of business from Oklahoma City, Oklahoma to Tulsa, Oklahoma. The engagement of the new accounting firm was made by the officers of the Company without the prior approval of the board of directors or any committee of the board of directors, but a majority of the directors advised the officers that the engagement would be approved at the next board meeting, and it was so approved.

ITEM 9.        DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of the Company and a description of the business experience of each.


                                                            Office Held  Term of
    Person                           Office                    Since      Office
    ------                           ------                 -----------  -------

J. D. Arvidson, 61       Chief Executive Officer, President     1992       2000
                         and Director

C. O. Sage, 67           Executive Vice President, Chief        1992       2000
                         Operating Officer, and Director

General Gerald Hahn,
  USAF (Ret.), 62        Chairman of the Board of               1997       2000
                         Directors

Carol E. Sage, 63        Secretary                              1994       2000

Mark D. Galvin, 46       Vice President                         1993       2000

Lee Arehart, 65          Sales Director, Tulsa Office           1997       2000



        J. D. "Jim" Arvidson.   Mr. Arvidson  has  33  years  of  experience  in
        --------------------
construction contracting and management. He was engaged for 23 years in the design and construction of grain silos, forage silos and mechanical conveyance systems. He was then involved in the construction of commercial buildings, which construction involved interior lighting design. Mr. Arvidson was the principal founder of TechLite Applied Sciences and was its chief executive officer since its founding in 1992 until it merged with TechLite in 1999.

        C. O.  Sage.  Mr.  Sage has more than 25 years'  experience  in  various
        -----------
agriculture-related businesses, one being the building and management of a 35,000-head cattle feeding business. He served for almost ten years as Assistant to the State Treasurer of Oklahoma in charge of the operations of the State Treasurer's office. Mr. Sage was one of the founders of TechLite Applied Sciences and was employed by it in his present capacity since it was founded in 1992 until it merged with TechLite in 1999.

        General  Gerald  Hahn.  General  Hahn retired from the U.S. Air Force in
        ---------------------
1994 after a 32-year career, during which he developed expertise in the area of logistics and financial management. From 1994 until the present, he has been employed as president of Hahn Consulting and acts as an independent consultant to the management of companies.

        Carol E. Sage.  Ms.  Sage's  early  professional  experience  was as the
        -------------
office manager for W-W Feeders, a cattle feeding business. Then, she managed for ten years the audit department of the Office of the State Treasurer of Oklahoma. Prior to joining the company, she served as a legal secretary from 1988 until 1994 in the law firm of Paula Sage, attorney. In 1994 she joined TechLite Applied Sciences as its Secretary and as a bookkeeper. She is the spouse of C.
O. Sage, a director, executive vice president, and chief operating officer.

        Mark D. Galvin. Mr. Galvin received a Master of Business  Administration
        --------------
degree from Oklahoma State University in 1994. He is the co-developer of the company's software which automated the presentation materials of its lighting survey functions. He served as the project manager for the Oral Roberts
University and Edmond, Oklahoma public schools lighting projects, which were completed ahead of schedule and below budget.

        Lee Arehart.  Prior to joining  TechLite  Applied  Sciences in 1993, Mr.
        -----------
Arehart was the owner of businesses involved in retail management, recreational facility management, and franchise operations.

ITEM 10.       EXECUTIVE COMPENSATION

        The directors of TechLite receive no compensation for their services as directors. The officers of TechLite received from it an aggregate of $324,370 of compensation in the last fiscal year for their services in all capacities.

        Mr. Arvidson, the chief executive officer of TechLite, receives a draw of $7,917 a month against commission income equal to 23 percent of the gross profits from retrofitting contracts sold by Mr. Arvidson.

        Employment Contracts.
        --------------------

        TechLite has no employment contracts with any employees.

        Stock Options.
        -------------

        TechLite has adopted a stock option plan, the major provisions of which Plan are as follows:

        Options granted under the plan may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plan enables the option committee of the board of directors to grant up to 500,000 stock options to employees and consultants from time to time. The option committee has granted no options.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows information as of May 15, 2000 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:


TechLite                                    No. of Shares             % of Class
--------                                    -------------             ----------

J.D. Arvidson                                   578,400                    23.6
9316 North 147th East Avenue
Owasso, OK 74136

C.O. Sage                                       247,292(1)                 10.1
7902 South 70th East Place
Tulsa, OK 74133

Gen. Gerald Hahn                                  1,000                      (2)
3744 South Niagara Way
Denver, CO 80237-1248

Carol E. Sage                                   247,292(1)                 10.1
7902 West 70th East Place
Tulsa, OK 74133

Mark D. Galvin                                   74,097                     3.0
5412 Harvard
Bartlesville, OK 74006

Rex D. Frates                                   148,056                     6.0
2626 East 28th Street
Tulsa, OK 74114

Officers and Directors as a                     900,789                    36.7
group (5 persons)
-------------------------

(1) These shares are held in joint tenancy with right of survivorship by C.O. Sage and Carol E. Sage, husband and wife, who own 222,292 shares in the aggregate.

(2)     Less than one percent.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Subsequent to the merger on October 21, 1999 between TechLite, Inc. and TechLite Applied Sciences, Inc., J.D. Arvidson, president and a director of the company, and C.O. Sage, executive vice president, chief operating officer and a director of the company, jointly guaranteed the repayment of a bank loan of $250,000 made to the company. Mr. Arvidson pledged, to the repayment of the loan, 528,000 shares of common stock of the company, and C.O. Sage pledged 222,292 shares of common stock of the company. As consideration for their guarantees, the company granted 50,000 shares of common stock to J.D. Arvidson and 25,000 shares of common stock to C.O. Sage.

        During fiscal year 2000 Mr. Sage also loaned $99,529 to the company.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

        Exhibit                                 Item
        -------                                 ----

         2            -      Agreement of merger of October 16, 1998, between
                             TechLite, Inc. and TechLite Applied Sciences, Inc.*

         3.1          -      Articles of Incorporation of TechLite, Inc.*

         3.2          -      Bylaws of TechLite, Inc.*

        10.1          -      1998 stock Option Plan adopted by TechLite, Inc.*

        27            -      Financial Data Schedule.

        * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.

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

                                   SIGNATURES


        In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TECHLITE, INC.



Date:  May 16, 2000                         By /s/ J.D. Arvidson
                                              ----------------------------------
                                              J.D. Arvidson, Chief Executive
                                                Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  May 16, 2000                         By /s/ C.O. Sage
                                              ----------------------------------
                                              C.O. Sage, Chief Operating Officer
                                                and Director



Date:  May 16, 2000                         By /s/ J.D. Arvidson
                                              ----------------------------------
                                              J.D. Arvidson, Chief Executive
                                                Officer and Director



Date:  May 16, 2000                         By /s/ Gerald Hahn
                                              ----------------------------------
                                              Gerald Hahn, Director



Date:  May 16, 2000                         By /s/ Mark D. Galvin
                                              ----------------------------------
                                              Mark D. Galvin, Vice President




Date:  May 16, 2000                         By /s/ Carol E. Sage
                                              ----------------------------------
                                              Carol E. Sage, Secretary

                                 TechLite, Inc.

                  EXHIBIT INDEX (FORM 10-KSB JANUARY 31, 2000)


        Exhibit                             Item
        -------                             ----

         2            -      Agreement of Merger of October 16, 1998,
                             between TechLite, Inc. and TechLite Applied
                             Sciences, Inc.*

         3.1          -      Articles of Incorporation of TechLite, Inc.*

         3.2          -      Bylaws of TechLite, Inc.*

        10.1          -      1998 Stock Option Plan adopted by TechLite,
                             Inc.*

        27            -      Financial Data Schedule.


        * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.