Form 10QSB
period 2000-01-31
TECHLITE INC
filed 2000-06-20
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________



                                 TechLite, Inc.
             ------------------------------------------------------
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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

    As of April 30, 2000, there were 2,454,347 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

    Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                    ---     ---

    PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

                                 TECHLITE, INC.
                                 BALANCE SHEETS
                   As of the three months ended April 30, 2000
                  and the twelve months ended January 31, 2000


                                             April 30, 200     January 31, 2000
                                               (Unaudited)         (Audited)
                                             --------------    ----------------
ASSETS

     Cash                                     $   121,615         $   126,189
     Accounts receivable                          265,112             337,606
     Inventory                                     24,217             189,949
     Property & equipment
        Equipment                                 196,874             196,314
        Furniture and fixtures                     33,637              32,490
        Building and land                         400,000             400,000
        Leasehold improvements                     68,494              68,020
        Autos and trucks                          215,770             216,770
                                             --------------     ---------------
                                                  914,775             913,594
        Less accumulated depreciation             275,037             250,251
                                             --------------     ---------------
                                                  639,738             663,343
                                             --------------     ---------------

     Other assets, net                             95,706             345,862
                                             --------------     ---------------

        Total Assets                          $ 1,146,388         $ 1,662,949
                                             ==============     ===============


LIABILITIES

     Accounts payable                         $   740,422         $   689,583
     Accrued wages                                  8,078              35,831
     Taxes payable                                357,063             314,450
     Billings in excess of costs and
          estimated earnings on
          uncompleted contracts                    47,593             213,033
     Notes payable                              2,582,076           2,312,725
     Other liabilities                             63,585              62,782
                                             --------------     ---------------

        Total Liabilities                       3,798,817           3,628,404
                                             --------------     ---------------

EQUITY

     Preferred stock, $.001 par value;
        10,000,000 authorized shares;
        none issued                                     -                   -
     Common stock, $.001 par value;
        40,000,000                                  2,455               2,455
        authorized shares; 2,454,347
        issued and outstanding
     Paid-in-capital                            1,378,048           1,378,048
     Retained earnings(deficit)                (4,032,932)         (3,345,958)
                                             --------------     ---------------

        Total Equity                           (2,652,429)         (1,965,455)
                                             --------------     ---------------

        Total Liabilities & Equity            $ 1,146,388         $ 1,662,949
                                             ==============     ===============

                       See Notes to Financial Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             April 30
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------

     Contract revenues earned                        $ 551,110     $1,242,217
     Cost of revenues earned                           520,302        898,008
                                                    -----------    -----------

     Gross profit                                       30,808        344,209

     General & administrative expenses                 743,488        481,964
                                                    -----------    -----------

     Income(Loss) from operations                     (712,680)      (137,755)

     Other income                                       25,706          8,909
                                                    -----------    -----------

     Income(Loss) before taxes                        (686,974)      (128,846)

     Provision for income taxes                              0              0
                                                    -----------    -----------

     Net Income(Loss)                                $(686,974)    $ (128,846)
                                                    ===========    ===========

     Net Income(Loss) per common share                   (0.28)         (0.05)
                                                    ===========    ===========


                       See Notes to Financial Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                          Three Months Ended  Three Months Ended
                                            April 30, 2000       April 30, 1999
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                        $ (686,974)         $ (128,846)
     Adjustments to reconcile net
          income to net cash provided
          by operating activities:
     Depreciation                                 26,953              27,741
     Loss on disposal of fixed asset               2,035
     Decrease (increase) in contract
          receivables                             72,494             (68,772)
     Decrease (increase) in inventory            165,732               3,254
     Decrease (increase) in other
          assets/receivables                     249,254              (2,723)
     Net increase (decrease) in billings
        related to costs and estimated
        earnings on uncompleted contracts       (165,440)            (48,805)
     Increase (decrease) in accounts
        payable                                   50,839             160,821
     Increase (decrease) in other
        accrued liabilities                       45,266              54,629
                                          -----------------    -----------------
          Net cash provided by
            operating activities                (239,841)             (2,701)
                                          -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                     (4,481)            (33,966)
                                          -----------------    -----------------
          Net cash used in investing
            activities                            (4,481)            (33,966)
                                          -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable        (407,524)           (683,463)
     New borrowings                              647,272             755,476
     Sale of stock                                     -                   -
                                          -----------------    -----------------
          Net cash used in financing
            activities                           239,748              72,013
                                          -----------------    -----------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                              (4,574)             35,346

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                              126,189              19,162
                                          -----------------    -----------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                 $  121,615          $   54,508
                                          =================    =================

                       See Notes to Financial Statements

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The balance sheet of TechLite, Inc. (the Company), at January 31, 2000 has been taken from the Company's audited financial statements at that date. The balance sheet at April 30, 2000, the statement of operations for the three months ended April 30, 2000 and the three months ended April 30, 1999, and the statement of cash flows for the three months ended April 30, 2000 and the three months ended April 30, 1999 have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material aspects, the financial position and results of operations of the Company.


NOTE 1:     MERGER ACTIVITY

        The Company was organized in accordance with the General Corporation Act of the State of Oklahoma on June 3, 1997, for the purpose of merging with TechLite Applied Sciences, Inc. (Applied Sciences), an Oklahoma corporation. The Company had no business operations or significant capital and had no intention of engaging in any active business until it merged with Applied Sciences.

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


NOTE 2:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

        The Company is organized as an Oklahoma corporation located in Tulsa, Oklahoma. The Company is an energy efficient lighting specialist primarily engaged in performing retrofits of lighting systems in commercial, educational and healthcare facilities. The work is performed primarily under fixed-price contracts which were obtained either through negotiations or a bidding process. The length of the contracts varies, typically between 1 and 18 months. Due to

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


the nature of the construction industry, once work is completed on a contract, new contracts must be identified and obtained. The ultimate success in obtaining new contracts from year to year is subject to the inherent uncertainties of the bidding and negotiation process associated with the construction industry. NOTE

2:          NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
           (Continued)

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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES
           (Continued)


Depreciation
------------

        Furniture and equipment are depreciated using the straight-line method over the estimated useful life of each asset, which is generally from five to seven years.


Income Taxes
------------

        Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized, as explained in Note 6. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


NOTE 3:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                       April 30,     January 31,
                                                         2000           2000
                                                       ---------     -----------

   Costs incurred on uncompleted contracts             $ 42,777      $1,314,259
   Estimated earnings                                    17,471         405,623
                                                       ---------     -----------
                                                         60,248       1,719,882
   Billings to date                                     107,841       1,932,915
                                                       ---------     -----------

                                                       $(47,593)     $ (213,033)
                                                       =========     ===========

   Included in the accompanying balance sheet
     under the following captions:
       Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                     $  47,593     $  213,033
                                                       =========     ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:  NOTES PAYABLE

                                                        April 30,    January 31,
                                                          2000          2000
                                                       -----------   -----------
   Unsecured notes payable, due on demand, at 10%      $   67,072     $  67,072
   Notes payable to banks, collateralized
     by equipment, due in monthly installments plus
     interest through September 2002, at 8.25% to 12%      78,657        92,360
   Unsecured line of credit, at 14.5%                      35,753        38,778
   Line of credit, secured by factored accounts
     receivable, accounts receivable, contracts
     receivable, inventory and fixed assets, due
     June and December 2000, at 12%                     1,004,212       986,403
   Note payable, collateralized by 750,692 shares
     of Company stock owned by two officers
     and additional real estate owned by one
     officer, due May 2000, at 9%                         250,830       250,830
   Note payable, collateralized by contracts
     receivable and accounts receivable,
     due May 2000, at 9.5%                                 50,135        50,135
   Note payable, unsecured, due February
     2001, at 7%                                           19,000
   Note payable, collateralized by
     accounts receivable, due in monthly
     installments plus interest through
     March 2003, at 11%                                    25,000
   Note payable, collateralized by Company
     stock options at $1.50 per share, due                200,000
     February 2003, at 7.5%
   Note payable, collateralized by 8300 shares
     of Emerson Electric stock owned by a
     Company shareholder, due August 2000, at 8%          395,100       395,100
   Notes payable, building and land, due in
     monthly installments plus interest through
     October 2013, at 9%                                  379,176       384,509
                                                       -----------   ----------

                                                        2,504,935     2,265,187
   Accrued interest                                        77,141        47,538
                                                       -----------   ----------

                                                       $2,582,076    $2,312,725
                                                       ===========   ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:     NOTES PAYABLE (Continued)

        Aggregate annual maturities of debt at April 30, 2000, listed by fiscal year-end are as follows:

               January 31, 2001                  $1,895,645
               January 31, 2002                     140,026
               January 31, 2003                     114,368
               January 31, 2004                      37,387
               January 31, 2005                      20,918
               Thereafter                           296,591
                                                 ----------

                                                 $2,504,935
                                                 ==========

NOTE 5:     PROPERTY AND EQUIPMENT

        Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                       April 30,     January 31,
                                                         2000           2000
                                                      -----------    -----------

   Buildings                                           $  31,667      $  26,667
   Vehicles                                              113,527        104,484
   Equipment                                             100,602         92,549
   Furniture                                              14,728         13,749
   Leasehold improvements                                 14,513         12,802
                                                      -----------    -----------

                                                       $ 275,037      $ 250,251
                                                      ===========    ===========


NOTE 6:     INCOME TAXES AND DEFERRED INCOME TAXES

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

        A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                       April 30,     January 31,
                                                         2000           2000
                                                      -----------    -----------

   Computed at the statutory rate of 34%              $ (233,571)    $ (524,889)
   Increase in tax resulting from:
        Net operating loss carryforward                  233,571        524,889
                                                      -----------    -----------

                                                      $        0     $        0
                                                      ===========    ===========


NOTE 7:     OTHER ASSETS

        At April 30, 2000 and January 31, 2000, the Company recorded $95,706 and $345,862, respectively, as other assets. Other assets include costs associated with internally developed software which is amortized over 4 years, $2,706 and $3,608, at April 30, 2000 and January 31, 2000, respectively. Other assets also includes approximately $91,000 as a receivable from a vendor and $1,500 of prepaid expenses at April 30, 2000 and January 31, 2000. Additionally, other assets at January 31, 2000 also include $250,000 as a purchase option contract. This contract expired in February 2000 and the $250,000 was forfeited.


NOTE  8:   ADDITIONAL SHARES OF COMMON STOCK

        As of January 31, 2000, the company agreed to issue 336,633 new shares of common stock to various individuals for services rendered during the fiscal year ended January 31, 2000. The value of the services rendered was $16,831.65. As of April 30, 2000, the new shares of common stock were still unissued.


NOTE 9:     BACKLOG

        The following schedule summarizes changes in backlog on contracts during the periods ended April 30, 2000 and January 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                                       April 30,     January 31,
                                                         2000           2000
                                                      ----------     -----------
   Backlog, beginning of year                         $ 403,267      $1,686,995
   New contracts during the year                        208,241       1,342,022
   Contract adjustments
                                                        611,508       3,029,017
   Less contract revenues earned during the year        551,110       2,625,750
                                                     -----------     -----------

   Backlog, end of year                               $  60,398      $  403,267
                                                     ===========     ===========

                                      -11-

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 10:     SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

        Estimates of revenue on uncompleted construction contracts are explained in Note 2, under Revenue Recognition and are described in detail in Note 3.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

      Results of Operations  -  First Quarter of  Fiscal Year 2001  Compared  to
      --------------------------------------------------------------------------
      First Quarter of Fiscal Year 2000
      ---------------------------------

    Our revenues of $551,110 for the quarter ended April 30, 2000 (Q1 2001) fell by $691,107 or 55.6 percent from revenues of $1,242,217 for the quarter ended April 30, 1999 (Q1 2000). This reduction is due to lack of sales generated from marketing efforts outside corporate offices' primary geographical area of business.

    Our gross margin for Q1 2001 was $30,808, or 6 percent, compared with gross margin of $344,209, or 27.7 percent, for Q1 2000. This reduction of gross margin is attributable to the smaller margin inherent in the contracts worked on the last quarter of 2000 which extended into the Q1 2001, such contracts being public bid contracts that generally involve smaller margins and less revenue than negotiated contracts.

    General and administrative expenses for Q1 2001 were $743,488, or 134.9 percent of revenues, compared with general and administrative expenses of $481,964, or 38.8 percent of revenues, for Q1 2000. This increase was due primarily to a one-time expense associated with the expiration of a purchase option valued at $250,000.

    We had a net loss of $686,974 for Q1 2001 compared to net loss of $128,846 for Q1 2000.


    Outlook
    -------

    This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

    We are optimistic about the future at TechLite. We propose to develop a national presence through strategic alliances, partnerships, and acquisitions of companies in our business but located elsewhere in the U.S. This will allow TechLite and our affiliates to offer a national presence to companies and corporations that reach beyond the geographical territories of each affiliate individually. We expect the combined synergies of the companies to boost sales five to ten times current level without the cost normally associated with market territory expansion.


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

    TechLite's future results of operations and the other forward-looking statements contained herein involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: inability of the Company to obtain needed additional capital, loss of personnel - particularly chief execute officer Jim Arvidson - as a result of accident or for health reasons, and interruptions in the supply of inventory from manufacturers of the inventory.

Item 6. Exhibits and Reports on Form 10QSB

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

Date:  June 20, 2000                TechLite, Inc.



                                    By /s/ J.D. Arvidson
                                       -----------------------------------------
                                       J.D. Arvidson, Chief Executive Officer