Form 10QSB
period 2000-07-31
TECHLITE INC
filed 2000-09-14
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                                 TechLite, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                          Commission File No. 333-68071
                        State of Incorporation: Oklahoma
                      IRS Employer I.D. Number: 73-1522114


                         6106 East 32nd Place, Suite 101
                              Tulsa, Oklahoma 74135
                                  918-664-1441
             -------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)



        Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of July 31, 2000, there were 3,224,311 shares of the registrant's common stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes[ ] No[X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

















                                       2

                                 TECHLITE, INC.
                                 BALANCE SHEETS
                           As of the six months ended
           July 31, 2000 and the twelve months ended January 31, 2000

                                               July 31, 2000    January 31, 2000
                                                (Unaudited)         (Audited)
                                               -------------    ----------------
ASSETS

      Cash                                      $   142,271       $    126,189
      Accounts receivable                           275,096            337,606
      Inventory                                       6,000            189,949
      Property & equipment
         Equipment                                  197,607            196,314
         Furniture and fixtures                      33,637             32,490
         Building and land                          400,000            400,000
         Leasehold improvements                      70,494             68,020
         Autos and trucks                           209,370            216,770
                                                -----------       ------------
                                                    911,108            913,594
         Less accumulated depreciation              294,879            250,251
                                                -----------       ------------
                                                    616,229            663,343
                                                -----------       ------------

      Other assets, net                             101,804            345,862
                                                -----------       ------------

         Total Assets                           $ 1,141,400       $  1,662,949
                                                ===========       ============


LIABILITIES

      Accounts payable                          $   673,235       $    689,583
      Accrued wages                                  50,123             35,831
      Taxes payable                                 397,428            314,450
      Billings in excess of costs and estimated
           earnings on uncompleted contracts         38,400            213,033
      Notes payable                               2,372,235          2,312,725
      Other liabilities                              70,592             62,782
                                                -----------       ------------

         Total Liabilities                        3,602,013          3,628,404
                                                -----------       ------------

EQUITY

      Preferred stock, $.001 par value;
         10,000,000 authorized shares;
         none issued                                      -                  -
      Common stock, $.001 par value;
         40,000,000 authorized shares;
         3,224,311 and 2,454,347                      3,224              2,455
      Paid-in-capital                             2,051,421          1,378,048
      Retained earnings(deficit)                 (4,515,258)        (3,345,958)
                                                 ----------       ------------

         Total Equity                            (2,460,613)        (1,965,455)
                                                 ----------       ------------

         Total Liabilities & Equity             $ 1,141,400       $  1,662,949
                                                ===========       ============

See Notes to Financial Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        July 31                 July 31
                                   -------------------   ----------------------
                                     2000       1999        2000        1999
                                   --------   --------   ----------  ----------

Contract revenues earned            111,544    534,347      662,654   1,776,564
Cost of revenues earned              81,733    396,904      602,035   1,294,912
                                   --------   --------   ----------  ----------

Gross profit                         29,811    137,443       60,619     481,652

General & administrative expenses   528,563    550,195    1,272,051   1,032,159
                                   --------   --------   ----------  ----------

Income(Loss) from operations       (498,752)  (412,752)  (1,211,432)   (550,507)

Other income                         16,426      7,262       42,132      16,171
                                   --------   --------   ----------  ----------

Income(Loss) before taxes          (482,326)  (405,490)  (1,169,300)   (534,336)

Provision for income taxes                0          0            0           0
                                   --------   --------   ----------  ----------

Net Income(Loss)                   (482,326)  (405,490)  (1,169,300)   (534,336)
                                   ========   ========   ==========  ==========

Net Income (Loss) per common share    (0.15)     (0.18)       (0.36)      (0.24)
                                   ========   ========   ==========  ==========

See Notes to Financial Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                      July 31                            July 31
                                                           -----------------------------      ------------------------------
                                                               2000            1999               2000             1999
                                                           -------------   -------------      -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                        (482,326)       (405,490)        (1,169,300)        (534,336)
     Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation                                               25,549          26,000             52,502           53,741
     Loss (gain) on disposal of fixed asset                       (207)              -              1,828                -
     Decrease (increase) in contract receivables                (9,984)       (253,032)            62,510         (321,804)
     Decrease (increase) in inventory                           18,217                            183,949            3,254
     Decrease (increase) in other assets/receivables            (6,098)            (25)           243,156           (2,748)
     Net increase (decrease) in billings related to
        costs and estimated earnings on
        uncompleted contracts                                   (9,193)        (31,588)          (174,633)         (80,393)
     Increase (decrease) in accounts payable                   (67,187)        347,376            (16,348)         508,197
     Increase (decrease) in common stock                        89,143               -             89,143                -
     Increase (decrease) in other accrued liabilities          107,315          49,176            152,581          103,805
                                                             ---------        --------         ----------        ---------
          Net cash provided by operating activities           (334,771)       (267,583)          (574,612)        (270,284)
                                                             ---------        --------         ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of equipment                                            900                -                900                -
     Acquisition of equipment                                  (2,733)         (43,399)            (7,214)         (77,365)
                                                             --------         --------         ----------        ---------
          Net cash used in investing activities                (1,833)         (43,399)            (6,314)         (77,365)
                                                             --------         --------         ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable                     (693,532)        (179,893)        (1,101,056)        (863,356)
     New borrowings                                           750,792          460,715          1,398,064        1,216,191
     Sale of stock
                                                              300,000                -            300,000                -
                                                             --------         --------         ----------        ---------
          Net cash used in financing activities               357,260          280,822            597,008          352,835
                                                             --------         --------         ----------        ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                           20,656          (30,160)            16,082            5,186

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                           121,615           54,508            126,189           19,162
                                                             --------         --------         ----------        ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                 142,271           24,348            142,271           24,348
                                                             ========         ========         ==========        =========

See Notes to Financial Statements

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The balance sheet of TechLite, Inc. (the Company), at January 31, 2000 has been taken from the Company's audited financial statements at that date. The balance sheet at July 31, 2000; the statement of operations for the three months ended July 31, 2000 and 1999, and the six months ended July 31, 2000 and 1999; the statement of cash flows for the three months ended July 31, 2000 and 1999, and the six months ended July 31, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material respects, the financial position and results of operations of the Company.


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


NOTE 2:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

        The Company is organized as an Oklahoma corporation located in Tulsa, Oklahoma. The Company is an energy efficient lighting specialist primarily engaged in performing retrofits of lighting systems in commercial, educational and healthcare facilities. The work is performed primarily under fixed-price contracts which were obtained either through negotiations or bidding process. The length of the contracts vary, typically between 1 and 18 months. Due to the nature of the construction industry, once work is completed on a contract, new contracts must be identified and obtained. The ultimate success in obtaining new contracts from year to year is subject to the inherent uncertainties of the bidding and negotiation process associated with the construction industry.

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


NOTE 3:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                      July 31,      January 31,
                                                        2000            2000
                                                      --------      -----------

   Costs incurred on uncompleted contracts            $  35,061     $ 1,314,259
   Estimated earnings                                     9,188         405,623
                                                      ---------     -----------
                                                         44,249       1,719,882
   Billings to date                                      82,649       1,932,915
                                                      ---------     -----------

                                                      $ (38,400)    $  (213,033)
                                                      ==========    ===========


   Included in the accompanying balance sheet
   under the following captions;
       Billings in excess of costs and estimated
         earnings on uncompleted contracts            $  38,400     $   213,033
                                                      =========     ===========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:     NOTES PAYABLE

                                                      July 31,      January 31,
                                                        2000            2000
                                                      --------      -----------


   Unsecured notes payable, due on demand, at 10%     $    67,072   $    67,072
   Notes payable to banks, collateralized by
     equipment, due in monthly installments plus
     interest through September 2002, at 8.25% to 12%      70,456        92,360
   Unsecured line of credit, at 14.5%                      33,634        38,778
   Line of credit, secured by factored accounts
     receivable, accounts receivable, contracts
     receivable, inventory and fixed assets, due
     June and December 2000, at 12%                     1,007,080       986,403
   Note payable, collateralized by 750,692 shares
     of Company stock owned by two officers and
     additional real estate owned by one officer,
     due August 2000, at 9%                               250,830       250,830
   Note payable, collateralized by contracts
     receivable and accounts receivable, due
     August 2000, at 9.5%                                  50,135        50,135
   Note payable, collateralized by accounts
     receivable, due in monthly installments plus
     interest through March 2003, at 11%                   23,345
   Note payable, collateralized by 8300 shares
     of Emerson Electric stock owned by a
     Company shareholder, due August 2000, at 8%          395,100       395,100
   Notes payable, building and land, due in
     monthly installments plus interest through
     October 2013, at 9%                                  379,583       384,509
                                                        ---------     ---------
                                                        2,277,235     2,265,187
   Accrued interest                                        95,000        47,538
                                                        ---------     ---------

                                                       $2,372,235    $2,312,725
                                                        =========     =========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:     NOTES PAYABLE (Continued)

Aggregate annual maturities of debt at July 31, 2000, listed by fiscal year-end are as follows:

               January 31, 2001                               $1,836,539
               January 31, 2002                                   54,359
               January 31, 2003                                   47,701
               January 31, 2004                                   20,721
               January 31, 2005                                   20,918
               Thereafter                                        296,997
                                                              ----------
                                                              $2,277,235
                                                              ==========

NOTE 5:     PROPERTY AND EQUIPMENT

        Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                       July 31,      January 31,
                                                         2000            2000
                                                       --------      -----------

   Buildings                                          $  36,667       $  26,667
   Vehicles                                             117,435         104,484
   Equipment                                            108,788          92,549
   Furniture                                             15,706          13,749
   Leasehold improvements                                16,283          12,802
                                                      ---------       ---------
                                                      $ 294,879       $ 250,251
                                                      =========       =========

NOTE 6:     INCOME TAXES AND DEFERRED INCOME TAXES

        Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6:     INCOME TAXES AND DEFERRED INCOME TAXES (Continued)

        There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

           A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:


                                                      July 31,      January 31,
                                                        2000            2000
                                                      --------      -----------


   Computed at the statutory rate of 34%             $ (397,562)     $ (524,889)
   Increase in tax resulting from:
        Net operating loss carryforward                 397,562         524,889
                                                      ---------       ---------

                                                     $        0      $        0
                                                      =========       =========

NOTE 7:     OTHER ASSETS

        At July 31, 2000 and January 31, 2000, the Company recorded $101,804 and $345,862, respectively, as other assets. Other assets include costs associated with internally developed software which is amortized over 4 years, $1,754 and $3,608, at July 31, 2000 and January 31, 2000, respectively. Other assets also includes approximately $100,000 and $91,000, respectively, as a receivable from a vendor at July 31, 2000 and January 31, 2000. Additionally, other assets at January 31, 2000 also include $250,000 as a purchase option contract. This contract expired in February 2000 and the $250,000 was forfeited.


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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 9:     BACKLOG

         The following schedule summarizes changes in backlog on contracts during the periods ended July 31, 2000 and January 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.


                                                      July 31,      January 31,
                                                        2000            2000
                                                      --------      -----------


   Backlog, beginning of year                        $  403,267      $1,686,995
   New contracts during the period                      639,213       1,342,022
   Contract adjustments                               ---------       ---------
                                                      1,042,480       3,029,017
   Less contract revenues earned during the period      662,654       2,625,750
                                                      ---------       ---------
   Backlog, end of period                            $  379,826      $  403,267
                                                      =========       =========

NOTE 10:     PENDING ACQUISITION

TechLite, Inc. has entered into an agreement to purchase all of the capital stock of Sun & Sun Industries of Huntington Beach, California for cash and shares of TechLite, Inc. common stock. Sun & Sun Industries provides design and installation of energy-efficient and EPA-compliant lighting systems for ESCO's (Energy Service Companies) and Power Utility customers in the commercial, retail, education, hospital, municipal and federal markets. As of July 31, 2000, the execution of the purchase agreement is pending, due to additional financial information needed from Sun & Sun Industries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Results of Operations - Second  Quarter of  Fiscal Year 2001 Compared to
        ------------------------------------------------------------------------
        Second  Quarter of Fiscal Year 2000
        -----------------------------------

        Our revenues of $111,544 for the quarter ended July 31, 2000 (Q2 2001) fell by $422,803 or 79.1 percent from revenues of $534,347 for the quarter ended July 31, 1999 (Q2 2000). This reduction in sales is attributed to our having devoted considerable marketing efforts outside our primary geographical area of business.

        Our gross margin for Q2 2001 was $29,811, or 26.7 percent, compared with gross margin of $137,443, or 25.7 percent, for Q2 2000. This increase in gross margin is attributable to first quarter projects closed out in the second quarter.

        General  and   administrative   expenses  for  Q2  2001  were  $528,563,
compared  with  general  and administrative expenses of $550,195 for Q2 2000.

        We had a net loss of $482,326 for Q2 2001 compared to a net loss of $405,490 for Q2 2000.

        Outlook
        -------

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

        We are optimistic about the future at TechLite. Efforts are underway to develop a national presence through strategic alliances, partnerships, or the roll up of companies with structures and marketing philosophies that complement those of TechLite. This should provide TechLite and its affiliates a national presence through which they can effectively serve customers beyond the geographic reach of each individual affiliate.

        TechLite, Inc. has entered into an agreement to purchase all of the capital stock of Sun & Sun Industries of Hunting Beach, California for cash and shares of TechLite, Inc. common stock. Both companies provide design and installation of energy-efficient and EPA-compliant lighting systems for ESCO (Energy Service Company) and Power Utility customers in the commercial, retail, education, hospital, municipal and federal markets. Combined synergies of the companies are expected to boost sales five to ten times current levels without the cost normally associated with market territory expansion.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        On September 7, 2000, in Civil Action CJ 2000 C4310 filed in the District Court of Tulsa County, Oklahoma, entitled Kriz-Davis Company vs. Techlite, Inc., et al, TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $51,561. This amount plus attorney fees and court costs are sought in the action. TechLite will admit the liability.

Item 5.  Other Information

        On July 13, 2000, TechLite entered into an Agreement and Plan of Merger with Sun and Sun Industries, Inc., of Huntington Beach, California and the shareholders of Sun and Sun Industries, Inc. Pursuant to the agreement, Sun and Sun Industries shall merge with a to-be-formed, wholly-owned subsidiary of TechLite with such subsidiary to be the surviving corporation of the merger. The merger shall occur one week after Sun and Sun Industries obtains an audit of its last two years of operations.

        TechLite is required to contribute $1,200,000 in cash and 600,000 shares of TechLite common stock to its subsidiary at the time of its formation. When the merger occurs, the outstanding shares of Sun and Sun Industries shall convert into the 600,000 shares of TechLite common stock held by the subsidiary, and the $1,200,000 in cash shall be distributed to creditors of Sun and Sun Industries. The shareholders of Sun and Sun Industries shall also be entitled to receive $3 million in cash or in TechLite common stock over the three-year period after the effective date of the merger as follows:

     o $250,000 worth of TechLite common stock one year after the merger, the "worth" of the stock being equal to the higher of $0.50 a share or the 50-day moving average price of the stock; provided that TechLite can elect to contribute up to fifty percent of such $250,000 in cash,

     o $750,000 worth of TechLite common stock two years after the merger, the "worth" of the stock being equal to the higher of $0.50 a share or the 50-day moving average price of the stock; provided that TechLite can elect to contribute up to fifty percent of such $750,000 in cash, and

     o $2,000,000 worth of TechLite common stock three years after the merger, the "worth" of the stock being equal to the higher of $0.50 a share or the 50-day moving average price of the stock; provided that TechLite can elect to contribute up to fifty percent of such $2,000,000 in cash.

Should the 50-day moving average price of TechLite's common stock be less than $0.50 a share on any of the three anniversaries of the merger, the shareholders of Sun and Sun Industries can require that up to fifty percent of the dollar obligation due that day be paid in cash rather than in stock.

        The shareholders of Sun and Sun Industries are given certain rights over the three-year period after the merger with regard to representation on the board of directors of TechLite, to the election of officers of TechLite and to participation in any stock options that may be granted by TechLite.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit       Item
        -------       ----

        10 Agreement and Plan of Merger of July 13, 2000, among TechLite, Inc., Sun and Sun Industries, Inc. and the shareholders of Sun and Sun Industries, Inc.

        27            Financial Data Schedule

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 2000                  TECHLITE, INC.


                                            By/s/ J.D. Arvidson
                                              ----------------------------------
                                              J.D. Arvidson
                                              Chief Executive Officer

                                 TechLite, Inc.
                          Commission File No. 333-68071

      Exhibits to Form 10-QSB for the quarterly period ended July 31, 2000


Exhibit        Description
-------        -----------

10 Agreement and Plan of Merger of July 13, 2000, among TechLite, Inc., Sun and Sun Industries, Inc., and the shareholders of Sun and Sun Industries, Inc.

27             Financial Data Schedule