Form 10QSB
period 2000-09-30
TECHLITE INC
filed 2000-11-14
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
               [] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended ______________

                                       OR

              [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 For
         the transition period from August 1, 2000 to September 30, 2000


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



        Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As  of  September  30,  2000,  there  were  3,224,311  shares   of   the
registrant's common stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes[X] No[ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 TECHLITE, INC.
                                 BALANCE SHEETS
                As of the eight months ended September 30, 2000
                  and the twelve months ended January 31, 2000

                                            September 30, 2000  January 31, 2000
                                                (Unaudited)         (Audited)
                                            ------------------  ----------------
ASSETS

      Cash                                      $   46,696         $  126,189
      Accounts receivable                          395,684            337,606
      Inventory                                      5,366            189,949
      Property & equipment
          Equipment                                197,607            196,314
          Furniture and fixtures                    33,637             32,490
          Building and land                        400,000            400,000
          Leasehold improvements                    73,394             68,020
          Autos and trucks                         209,370            216,770
                                                ----------         ----------
                                                   914,008            913,594
          Less accumulated depreciation            312,247            250,251
                                                ----------         ----------
                                                   601,761            663,343
                                                ----------         ----------

      Other assets, net                            101,203            345,862
                                                ----------         ----------

          Total Assets                           1,150,710          1,662,949
                                                ==========         ==========


LIABILITIES

      Accounts payable                             807,636            689,583
      Accrued wages                                 50,511             35,831
      Taxes payable                                359,212            314,450
      Billings in excess of costs and estimated
           earnings on uncompleted contracts        83,370            213,033
      Notes payable                              2,454,576          2,312,725
      Other liabilities                             73,385             62,782
                                                ----------         ----------

          Total Liabilities                      3,828,690          3,628,404
                                                ----------         ----------

EQUITY

      Preferred stock, $.001 par value;
          10,000,000 authorized shares;
          none issued                                     -                  -
      Common stock, $.001 par value;
          40,000,000 authorized shares;               3,224              2,455
          3,224,311 and 2,454,347 issued
          outstanding, respectively
      Paid-in-capital                             2,051,421          1,378,048
      Retained earnings(deficit)                 (4,732,625)        (3,345,958)
                                                 ----------         ----------

          Total Equity                           (2,677,980)        (1,965,455)
                                                 ----------         ----------

          Total Liabilities & Equity             $1,150,710         $1,662,949
                                                 ==========         ==========

See Notes to Financial Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                    Two Months Ended       Eight Months Ended
                                      September 30            September 30
                                   -------------------  -----------------------
                                      2000      1999       2000         1999
                                   ---------  --------  -----------  ----------

  Contract revenues earned         $ 164,691  $543,559  $   827,345  $2,320,123
  Cost of revenues earned            104,425   491,236      706,460   1,786,148
                                   ---------  --------  -----------   ---------

  Gross profit                        60,266    52,323      120,885     533,975

  General & administrative
    expenses                       $ 283,208  $101,194  $ 1,555,259  $1,133,353
                                   ---------  --------  -----------  ----------

  Income(Loss) from operations      (222,942)  (48,871)  (1,434,374)   (599,378)

  Other income                         5,574     3,043       47,706      19,214
                                   ---------  --------  -----------  ----------

  Income(Loss) before taxes         (217,368)  (45,828)  (1,386,668)   (580,164)

  Provision for income taxes               0         0            0           0
                                   ---------  --------  -----------  ----------

  Net Income(Loss)                 $(217,368) $(45,828) $(1,386,668) $ (580,164)
                                   =========  ========  ===========  ==========

  Net Income(Loss) per
    common share                       (0.07)    (0.02)       (0.43)      (0.24)
                                   =========  ========  ===========  ==========


See Notes to Financial Statements.

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                  Two Months Ended         Eight Months Ended
                                    September 30              September 30
                               ---------------------    -----------------------
                                  2000        1999          2000         1999
                               ---------    --------    -----------  -----------

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income (loss)            $  (217,368) $ (45,827)  $(1,386,668) $ (580,163)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities"
  Depreciation                      18,871      7,444        71,373      61,185
  Loss (gain) on disposal of
    fixed asset                          0          -         1,828           -
  Decrease (increase) in
    contract receivables          (120,588)   (395,678)     (58,078)   (717,482)
  Decrease (increase) in
    inventory                          634       4,419      184,583       7,673
  Decrease (increase) in
    other assets/receivables          (902)      2,748      242,254           -
  Net increase (decrease) in
    billings related to costs
    and estimated earnings on
    uncompleted contracts           44,970      69,869     (129,663)    (10,524)
  Increase (decrease) in
    accounts payable               134,401     (86,828)     118,053     421,369
  Increase (decrease) in
    common stock                         0           -       89,143           -
  Increase (decrease) in
    other accrued liabilities      277,764     (18,671)     430,345      85,134
                                ----------  ----------  -----------  ----------
    Net cash provided by
      operating activites          137,782    (462,524)    (436,830)   (732,808)
                                ----------  ----------  -----------  ----------

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Sale of equipment                     -            -          900           -
  Acquisition of equipment          (2,900)     (6,357)     (10,114)    (83,722)
                                ----------  ----------  -----------  ----------
    Net cash used in
      investing activities          (2,900)     (6,357)      (9,214)    (83,722)
                                ----------  ----------  -----------  ----------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principle payments on
    notes payable               (1,002,614)    138,004   (2,103,670)   (725,352)
  New borrowings                   772,157     306,727    2,170,221   1,522,918
  Sale of stock                          -           -      300,000           -
                                ----------  ----------  -----------  ----------
    Net cash used in
      financing activites         (230,457)    444,731      366,551     797,566
                                ----------  ----------  -----------  ----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS          (95,575)    (24,150)     (79,493)    (18,964)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                142,271      24,348      126,189      19,162
                                ----------  ----------  -----------  ----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                       46,696         198       46,696         198
                                ==========  ==========  ===========  ==========

See Notes to Financial Statements

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

The balance sheet of TechLite, Inc. (the Company), at January 31, 2000 has been taken from the Company's audited financial statements at that date. The balance sheet at September 30, 2000; the statement of operations for the two months ended September 30, 2000 and 1999, and the eight months ended September 30, 2000 and 1999; the statement of cash flows for the two months ended September 30, 2000 and 1999, and the eight months ended September 30, 2000 and 1999 have been prepared in conformity with generally accepted accounting principles and contain such adjustments as management feels are necessary to present fairly, in all material respects, the financial position and results of operations of the Company.


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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


NOTE 3:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                      September 30,  January 31,
                                                          2000          2000
                                                      -------------  -----------

   Costs incurred on uncompleted contracts              $   60,821   $1,314,259
   Estimated earnings                                       18,080      405,623
                                                        ----------   ----------
                                                            78,901    1,719,882
   Billings to date                                        162,271    1,932,915
                                                        ----------    ---------

                                                        $  (83,730)  $ (213,033)
                                                        ==========   ==========


   Included in the accompanying balance sheet under
       Billings in excess of costs and estimated
           earnings on uncompleted contracts            $   83,730   $  213,033
                                                        ==========   ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:     NOTES PAYABLE


                                                      September 30,  January 31,
                                                          2000          2000
                                                      -------------  -----------

   Unsecured notes payable, due on demand, at 10%       $   68,772   $   67,072
   Notes payable banks, collateralized by
     equipment, due in monthly installments plus
     interest through September 2002, at 8.25% to 12%       67,347       92,360
   Unsecured line of credit, at 14.5%                       32,834       38,778
   Line of credit, secured by factored accounts
     receivable, accounts receivable, contracts
     receivable, inventory and fixed assets, due
     December 2000 and June 2001, at 12%                 1,065,307      986,403
   Note payable, collateralized by 750,692 shares of
     Company stock owned by two officers and
     additional real estate owned by one officer, due
     March 2001, at 10.5%                                  250,830      250,830
   Note payable, collatralized by contracts
     receivable and accounts receivable, due March
     2001, at 10.5%                                         50,135       50,135
   Note payable, collatrlized by accounts
     receivable, due in monthly installments plus
     interest through March 2003, at 11%                    21,831
   Note payable, collaterlized by 8300 shares of
     Emerson Electric stock owned by a Company
     shareholder, due September 2001, at 10.5%             395,100      395,100
   Notes payable, building and land, due in monthly
     installments plus interest through October
     2013, at 9%                                           379,583      384,509
                                                        ----------   ----------

                                                         2,331,739    2,265,187
   Accrued interest                                        122,837       47,538
                                                        ----------   ----------

                                                        $2,454,576   $2,312,725
                                                        ==========   ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4:     NOTES PAYABLE (Continued)

Aggregate annual maturities of debt at September 30, 2000, listed by fiscal year-end are as follows:

               January 31, 2001                         $1,194,978
               January 31, 2002                            750,424
               January 31, 2003                             47,701
               January 31, 2004                             20,721
               January 31, 2005                             20,918
               Thereafter                                  296,997
                                                        ----------

                                                        $2,331,739
                                                        ==========

NOTE 5:     PROPERTY AND EQUIPMENT

        Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                      September 30,  January 31,
                                                          2000          2000
                                                      -------------  -----------

   Buildings                                           $    40,000   $   26,667
   Vehicles                                                 124,164     104,484
   Equipment                                                114,201      92,549
   Furniture                                                 16,359      13,749
   Leasehold improvements                                    17,523      12,802
                                                       ------------  ----------

                                                       $    312,247  $  250,251
                                                       ============  ==========

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

        There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

           A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:


                                                      September 30,  January 31,
                                                          2000          2000
                                                      -------------  -----------

   Computed at the statutory rate of 34%               $  (471,467)  $ (524,889)
   Increase in tax resulting from:
        Net operating loss carryforward                    471,467      524,889
                                                       -----------   ----------

                                                       $         0   $        0
                                                       ===========   ==========

NOTE 7:     OTHER ASSETS

        At September 30, 2000 and January 31, 2000, the Company recorded $101,203 and $345,862, respectively, as other assets. Other assets include costs associated with internally developed software which is amortized over 4 years, $1,203 and $3,608, at September 30, 2000 and January 31, 2000, respectively. Other assets also includes approximately $100,000 and $91,000, respectively, as a receivable from a vendor at September 30, 2000 and January 31, 2000. Additionally, other assets at January 31, 2000 also include $250,000 as a purchase option contract. This contract expired in February 2000 and the $250,000 was forfeited.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


NOTE 9:     BACKLOG

         The following schedule summarizes changes in backlog on contracts during the periods ended September 30, 2000 and January 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.


                                                      September 30,  January 31,
                                                          2000          2000
                                                      -------------  -----------

   Backlog, beginning of year                          $   403,267   $1,686,995
   New contracts during the period                         701,761    1,342,022
   Contract adjustments
                                                         1,105,028    3,029,017
   Less contract revenues earned during the period         827,345    2,625,750
                                                       -----------   ----------

   Backlog, end of period                              $   277,683   $  403,267
                                                       ===========   ==========


NOTE 10:     PENDING ACQUISITION

TechLite, Inc. has entered into an agreement to purchase all of the capital stock of Sun & Sun Industries of Huntington Beach, California for cash and shares of TechLite, Inc. common stock. Sun & Sun Industries provides design and installation of energy-efficient and EPA-compliant lighting systems for ESCO's (Energy Service Companies) and Power Utility customers in the commercial, retail, education, hospital, municipal and federal markets. As of September 30, 2000, the execution of the purchase agreement is pending, due to additional financial information needed from Sun & Sun Industries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

        Results of Operations  -  Two-Month  Transitional Period Ended September
        ------------------------------------------------------------------------
30, 2000 Compared to Two- Month period Ended September 30, 1999
---------------------------------------------------------------

        Our revenues of $164,691 for the two-month transitional period ended September 30, 2000 fell by $378,868 or 69.7 percent from revenues of $543,559 for the two-month period ended September 30, 1999. This reduction in sales is due to a lack of contract signings and delays in on-going construction projects.

        Our gross margin for the two-month transitional period ended September 30, 2000 was $60,266, or 36.6 percent, compared with gross margin of $52,323, or
9.6 percent, for the two-month period ended September 30, 1999. This increase in gross margin is due to increased efficiencies in installation and material management.

        General and administrative expenses for the two-month transitional period ended September 30, 2000 were $283,208, compared with general and administrative expenses of $101,194 for the two-month period ended September 30, 1999. The increase was due to costs associated with the proposed acquisition of Sun & Sun Industries, Inc. of Huntington Beach, California.

        We had a net loss of $217,368 for the two-month transitional period ended September 30, 2000 compared to a net loss of $45,828 for the two-month period ended September 30, 1999.

        Results of Operations  -  Eight Months Ended September 30, 2000 Compared
        ------------------------------------------------------------------------
to Eight Months Ended September 30, 1999
----------------------------------------

        Our revenues of $827,345 for the eight-month period ended September 30, 2000 fell by $1,492,778 or 64.3 percent from revenues of $2,320,123 for the eight-month period ended September 30, 1999. This reduction in sales is due to a lack of contract signings and delays in on-going construction projects.

        Our gross margin for the eight-month period ended September 30, 2000 was $120,885, or14.6 percent, compared with gross margin of $533,975, or 23 percent, for the eight-month period ended September 30, 1999. This decrease in gross margin is due to our having accepted lower margin projects, which projects extended from the beginning of the year into the shortened third quarter.

        General and administrative expenses for the eight-month period ended September 30, 2000 were $1,555,259, compared with general and administrative expenses of $1,133,353 for the eight-month period ended September 30, 1999. The increase was due to costs associated with the proposed acquisition of Sun & Sun Industries, Inc. of Huntington Beach, California.

        We had a net loss of $1,386,668 for the eight-month period ended September 30, 2000 compared to a net loss of $580,164 for the two-month period ended September 30, 1999.


        Outlook
        -------

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

        We are optimistic about the future at TechLite. Efforts continue to develop a national presence through strategic alliances, partnerships, or the roll up of companies with structures and marketing philosophies that complement those of TechLite. This should provide TechLite and its affiliates a national presence through which they can effectively serve customers beyond the geographic reach of each individual affiliate.

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



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

        On September 7, 2000, in Civil Action CJ 2000 C4310 filed in the District Court of Tulsa County, Oklahoma, entitled Kriz-Davis Company vs. TechLite, Inc., et al, TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $51,561. This amount plus attorney fees and court costs are sought in the action. TechLite admits the validity of the claim.

        On October 5, 2000, in Civil Action CJ 2000 04842 filed in the District Court of Tulsa County, Oklahoma, entitled Broken Arrow Electric Supply, Inc. vs. TechLite Applied Sciences, Inc. TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $142,863.39. This amount plus attorney fees and court costs are sought in the action. TechLite will dispute this amount.
        On May 18, 2000, Environmental Light Recyclers filed a notice of claim in the amount of $120,740.90 against a Bond issued to TechLite. TechLite admits the validity of the claim.
        On November 19, 1999 in Civil Action CJ 99-5600 filed in the District Court of Tulsa County, Oklahoma, entitled Sportlite, Inc. vs. TechLite, Inc., TechLite was sued on an open account for the purchase of goods and services. The Plaintiff has received favorable judgment in the amount of $34,745.
        On September 9, 1999 in Civil Action CJ 99-4303 filed in the District Court of Tulsa County, Oklahoma, entitled Powers Savers, Inc. vs. TechLite Applied Sciences, Inc.; Government Capital Corporation and Independent School District No. 1 of Tulsa County, Oklahoma, TechLite was sued by Power Savers, Inc., who claimed damages in an undetermined amount resulting from disputed overhead expenses with regard to a joint venture agreement. TechLite is disputing the claim.


Item 5.  Other Information

        On July 13, 2000, TechLite entered into an Agreement and Plan of Merger with Sun and Sun Industries, Inc., of Huntington Beach, California and the shareholders of Sun and Sun Industries, Inc. Pursuant to the agreement, Sun and Sun Industries shall merge with a to-be-formed, wholly owned subsidiary of TechLite with such subsidiary to be the surviving corporation of the merger. The merger shall occur one week after Sun and Sun Industries obtains an audit of its last two years of operations.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit       Item
        -------       ----


          27      Financial Data Schedule

(a)     Reports on Form 8-K

Item 8.  Change in Fiscal Year.

        On October 30, 2000, TechLite, Inc. determined to change its fiscal year end from January 31 - the date used in its most recent filings with the Commission - to December 31.
        TechLite, Inc.'s Form 10-QSB for the shortened transitional period ended on September 30, 2000 is the report that covers the transition period.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 2000                   TECHLITE, INC.


                                            By/s/ J.D. Arvidson
                                              ----------------------------------
                                              J.D. Arvidson
                                              Chief Executive Officer