Form 10-K
period 2000-12-31
TECHLITE INC
filed 2001-04-16
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-48675

                                 TECHLITE, INC.
                 (Name of small business issuer in its charter)

         Oklahoma                                            73-1522114
  ------------------------                            --------------------------
  (state of incorporation                             (IRS Employer I.D. Number)

                         6106 East 32nd Place, Suite 101
                                 Tulsa, OK 74135
                      (Address principal executive offices)

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

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $1,003,559.

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,003,530 computed by reference to the $1.19 average of the bid and asked price of the Company's Common Stock on April 11, 2001.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,364,311 shares of Common Stock, $0.001 par value.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

Item 1. Description of Business ............................................   5

        Business Development ...............................................   5
        Description of TechLite's Business .................................   5
        Electric Power Shortages and Lighting Costs ........................   5
        Market of Decade and the EPA........................................   6
        The Market .........................................................   6
        No Out of Pocket Expense............................................   7
        Major Current Events................................................   7
        The Utility Companies' ESCO Impact .................................   8
        Independent Lighting Retrofit Companies ............................   8
        Business Plan Summary ..............................................   9
        TechLite Marketing .................................................   9
        Business Approach ..................................................  10
        Financial Considerations ...........................................  10
        Pending Acquisition ................................................  11
        Venue of Sales .....................................................  12
        Patents, Copyrights and Intellectual Property ......................  12
        Competition ........................................................  12
        Government Approval of Principal Products ..........................  12
        Government Regulations .............................................  12
        Seasonality ........................................................  12
        Research and Development ...........................................  12
        Environmental Controls .............................................  13
        Number of Employees ................................................  13
        Intellectual Property ..............................................  13

Item 2. Properties .........................................................  13

        Facilities .........................................................  13

Item 3. Legal Proceedings ..................................................  13

Item 4. Submission of Matters to a Vote of Security Holders ................  14

Item 5. Market for Common Equity and Related Stockholder Matters ...........  14

Item 6. Management's Discussion and Analysis ...............................  15

        Results of Operations ..............................................  16
        Sales ..............................................................  17
        Gross Margin .......................................................  17
        Selling, General and Administrative Expenses .......................  17
        Net Income (Loss) Before Taxes .....................................  17
        Balance Sheet Items ................................................  17
        Liquidity and Capital Resources ....................................  18

Item 7. Financial Statements ...............................................  18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................  32

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act ..................  32

Item 10.  Executive Compensation ...........................................  33

Item 11.  Security Ownership of Certain Beneficial Owners and Management ...  34

Item 12.  Certain Relationships and Related Transactions ...................  35

Item 13.  Exhibits and Reports on Form 8-K .................................  35

        Signatures .........................................................  37

ITEM    1.     DESCRIPTION OF BUSINESS

        BUSINESS DEVELOPMENT

        TechLite, Inc. was incorporated in Oklahoma on June 3, 1997, for the purpose of merging with TechLite Applied Sciences, Inc. of Tulsa, Oklahoma, becoming a publicly traded company, and expanding through acquisitions. On October 21, 1999 the merger was completed. The historical financial statements of TechLite are those of TechLite Applied Sciences, Inc., which was incorporated in Oklahoma on November 9, 1992.

        TechLite, through our predecessor in interest, has been engaged since 1993 in the business of retrofitting existing lighting fixtures in buildings used for commercial, education, manufacturing, municipal, institutional and health care purposes. TechLite employs a systems approach, whereby state-of-the-art, energy-efficient, lighting-retrofit components are designed to work in harmony to maximize fixture efficiency and light levels while obtaining energy savings up to 60 percent.

        Our business strategy is for TechLite to become a national leader in the rapidly growing energy-efficient lighting-retrofit and energy-management industry. We will do this primarily through acquisitions of comparable and strategically located companies now operating in our industry, thereby providing a national footprint for our products and services from coast to coast.

                       DESCRIPTION OF TECHLITE'S BUSINESS
                       ----------------------------------

Electric Power Shortages and Lighting Costs
-------------------------------------------

        The Wall Street Journal, May 11, 2000, reported the following: "A sobering fact for the new millennium; America is running short on electricity." A Los Angeles Times editorial dated January 31, 2001 reported on California's power crisis and how important energy savings have become, stating "the fate of California's private utilities is far from decided; but consumers, with state incentives and encouragement to reduce power use can go far toward fixing their own problem."

        With increasing national power shortages causing "brown outs" and "rolling black outs" and inevitable utility rate increases nationwide, the spotlight is now squarely focused on the impact of energy efficient lighting.

        Important Fact: Lighting is one of the largest hidden costs for any company, often accounting for up to 40 percent of the total electric bill. For example: a facility with an annual electric bill of $1 million is often spending $400,000 per year just to operate their lighting. TechLite's energy efficient lighting upgrades can reduce this lighting expense up to 60 percent while maintaining current light levels. The proven fact is; an energy efficient lighting upgrade or retrofit is one of the fastest ways to reduce energy consumption and costs. An investment in a TechLite turnkey lighting upgrade is one solution to the energy shortages that benefits everyone.

        Since lighting is a specialized business, accurate information and custom design engineering are required to achieve desired lighting levels, aesthetics and maximum energy savings, especially with the diversity of fixture types found in most buildings. All projects must start with an energy audit of every building to be retrofitted. TechLite has designed a proprietary, custom, energy-audit software program that computes upgrade solutions and potential energy savings. This energy audit program is one of the tools TechLite utilizes to provide a consistent quality approach and maximum energy savings for each project.

Market of Decade and the EPA
----------------------------

        The January 1997 issue of the magazine, "Electrical Contractor" calls this new lighting retrofit business "The Market of the Decade" and points out that this market has been opened not only by the usual market forces, but also by the direct action of the U.S. Government. In effect, the government has concluded that energy-efficient lighting is so important that it should be done in every possible location.

        This government action has been directed by the Environmental Protection Agency's (EPA) "Green Lights" and "Energy Star" emission reduction program and by the National Energy Policy Act of 1992, which requires the elimination of inefficient lighting products. Instead of an adversarial approach, the EPA's motto is "Environmental Protection at a Profit". The EPA has become an important influence to encourage private business to help reduce the pollution associated with electrical power generation by installing energy efficient lighting in the work place.

        The EPA has reported that, with broad corporate participation, the nation's government and business community could save $19 billion on its annual lighting bills and reduce air pollution from electric power generation by a full 10 percent. In carbon dioxide emissions, that is equivalent to taking 42 million cars or one-third of the nation's autos - off the road.

The Market
----------

        Current estimates indicate there are approximately 3 billion light fixtures nationwide that will benefit from energy efficient lighting retrofits. The U.S. Department of Energy estimates that lighting in United States' commercial buildings alone (that have standard fluorescent and incandescent lights) equals 27.47 billion sq. ft. Since the study was conducted in 1992, it is estimated that less than twenty percent of these fixtures have been retrofitted. We estimate that potential revenues from the commercial building sector exceeds $11 billion.

        Additional energy savings opportunities exist throughout the U.S. school systems. For example: the Florida School Districts light a total of 303,702,512 square feet, but by 1997, less than 10 million square feet had been upgraded with energy efficient lighting upgrades. Projected new school construction in Florida alone is approximately six million square feet a year, and this does not include the 15,185,126 square feet needed to bring overcrowding to acceptable levels. The projected lighting needs for Florida schools alone, in both retrofit and new construction over the next five years, exceed $300 million. New energy efficient light fixtures or retrofits will be part of many of these projects.

        In a 1999 report, the American Society of Civil Engineers estimated that the renovation and repair of all America's schools would cost $112 billion with an additional $60 billion needed to provide space for an expected three million more students over the next ten years.

        In addition, many healthcare, educational, and commercial properties are actively upgrading their lighting systems. Corporate offices and manufacturing spaces are being upgraded to improve worker productivity and company profitability. Older retail environments are being renovated to attract new customers.

No Out of Pocket Expense
------------------------

        Energy efficient lighting is not a program about spending money, it is a program about saving money. How much energy savings for a customer are we talking about? Example: a school district with approximately five million square feet, and a 6.5-cent per kWh electric rate generates an annual electric bill of approximately $3.5 million. A properly designed lighting upgrade can improve light quantity and quality while reducing their electric bill by approximately $840,000 per year. Additional savings will also result because less heat is generated from the new lighting retrofits and fewer replacement parts will be required after the retrofit is installed. Project funding can often be tailored so the energy savings exceed the investment repayment schedule. These upgrades simply pay for themselves from a reduction in the monthly electric bill.

        IBM retrofitted the 40,000 light fixtures in their Chicago headquarters building and cut their electric bill by $912,000 per year with a payback of 2.2 years.

        Focusing on a quality environment for tenants, the Empire State Building retrofitted its existing 25- to 40-year old lighting system, providing 20 percent higher light levels, greater visual comfort, reduced glare and a 64 percent reduction in energy costs.

        San Diego State University retrofitted all light fixtures in its 23-building campus, reducing its lighting cost 50 percent and generating an annual savings of $300,000.

Major Current Events
--------------------

        To date, the energy efficient lighting and electrical retrofit industry is driven by five major events.

o Energy shortages. America is running short of electricity. A recent article in the Wall Street Journal lists areas of the U.S. that are already experiencing shortages of electric power with the shortage of power expected to increase over the next 10 years. Shortages and higher prices of electricity help drive the increasing demand for conversion to energy efficient products.

o The development of new lighting components and retrofit products that are adaptable for existing fluorescent light fixtures that increase fixture efficiency, produce more and better light and reduce energy costs up to 60 percent.

o The Environmental Protection Agency's (EPA) Green Lights and Energy Star Emission Reduction Program.

o The National Energy Act requires the elimination of many inefficient lighting products currently being used. These programs encourage American business to install more efficient lighting products in the work place.

o Deregulation of electricity. With deregulation, nationwide competition between utility companies for billions of dollars of electrical supply contracts and bundled services (including energy efficient lighting retrofits) is underway in 20 states to date.

The Utility Companies' ESCO Impact
----------------------------------

        A major push by utility companies has been to form non-regulated, performance-contracting subsidiaries. These subsidiaries are known as ESCOs (Energy Service Companies), and their purpose is to engineer and manage "bundled energy service contracts", which include not only the sale of electricity but also electrical controls, HVAC and energy efficient lighting upgrades and retrofit projects.

        These ESCOs are well capitalized and have an increasing and serious market presence. Enron, Viron, Florida Power and Light, Chevron, San Diego Gas and Electric, Southeast California Edison, Energy Masters International and others are major .participants.

        The U.S. Government has a Congressional mandate to reduce electrical consumption in all government owned and operated facilities by 30 percent by the year 2005. ESCOs are bidding on federal buildings by region for the opportunity to identify, engineer and develop turnkey energy conservation projects involving lighting, mechanical and HVAC. Once selected as a preferred vendor, the ESCOs are given the opportunity to survey federal facilities, and there are approximately 500,000 federal buildings that need to be retrofitted.

        In order to deliver the promised "bundled services", the ESCOs need to be empowered with suppliers and service providers, so they are looking for qualified and dependable sub-contractors. TechLite, when it can deliver its services nationwide, has a great opportunity to be selected for many of these projects, and it would have few competitors with a "national footprint." Obtaining a national footprint is TechLite's strategy and the purpose of this offering of securities.

        In addition, many commercial properties are owned by large public corporations or real estate investment trusts. These entities are earnings driven; consequently they are aggressively pursuing ideas to reduce operating expenses. These public companies have real estate holdings throughout the United States, and are prime national accounts for energy-efficient retrofits.

Independent Lighting Retrofit Companies
---------------------------------------

        To date, few retrofit companies have vertically integrated all the energy efficient lighting components (marketing, distribution, engineering, construction and service) on a nation- wide basis. Certain cost efficiencies can be obtained through such vertical integration. With the exception of two or three large companies, the lighting retrofit industry is fragmented, consisting of small regional companies. These companies provide primarily contracting services direct to end users (property owners and managers) or ESCOs as sub-contractors in their local areas. These smaller companies find it difficult to compete on a cost basis with large companies due to significant discrepancies on material and labor costs, given size, financial strength, market access, regulatory hurdles, engineering and market knowledge.

Business Plan Summary
---------------------

        Upon completion of its acquisitions, TechLite will be able to offer private businesses, schools, government entities and ESCOs a complete, one-stop, turnkey Energy Efficient Lighting Upgrade Package from coast to coast.

        TechLite, Inc. now provides and will continue to provide its customers with the following services:

o       Comprehensive Energy Audit Reports of each building to be retrofitted
o Custom design engineering to maximize fixture efficiency and energy savings in the most cost effective manner
o       Experienced retrofit management and installation  personnel
o State-of-the-art energy efficient lighting fixtures and retrofit components
o Third-party project funding designed so energy savings exceed the investment repayment schedule
o       Performance bonding, as needed
o       EPA approved disposal of old lamps and ballasts
o Service after the installation to insure the lighting upgrade operates according to design specifications
o       Lighting maintenance contracts for continued service after the retrofit.

Simple Lighting Retrofit Example Based On Square Footage:

o Example Building: 350,000 sq. ft. with 2 x 4 lighting fixtures installed every 70 sq. ft. This equals 5,000 light fixtures.
o Assume an estimated electric rate of 7.5 cents kWh. Note: electric rates may vary from 5 cents to 14 cents per kWh depending on the state or region.
o       Assume operating hours of 4,000 a year.
o Note: Existing 2 x 4 lighting fixtures components are four 34 watt T-12 lamps and 2 magnetic ballasts (158 watt system).
o Install TechLite retrofit that provides equal light; (58 or 71 watt system) at 75 cents per square foot. Total upgrade investment = $262,500.
o Net energy savings will equal 43 cents per sq. ft., which totals $150,000 savings per year.
o       The capital  recovery period for  this retrofit investment  is less than
        1.8 years.

TechLite Marketing
------------------

        Our marketing efforts will emphasize lighting projects as sub-contractors for ESCOs as well as negotiated lighting upgrade contracts, electrical, and technology-cabling projects direct with end-users. We have agreements to acquire, or are negotiating now with , companies that have strategic relationships with several global ESCOs, namely Carrier, Viron, Enron, Chevron, Johnson Controls and Siemens. Beyond these relationships, our targeted-for-acquisition companies have significant experience and resumes in a broad spectrum of real estate projects, including healthcare, schools and universities, office buildings, warehouse and industrial, military bases, government and retail. The combined management team has depth in all aspects of engineering, design and project management from general contracting to lighting maintenance contracts.

Business Approach
-----------------

        The TechLite project management approach is comprehensive and based on our philosophy of turnkey responsibility. Our trained and experienced personnel pay attention to detail and are innovative and responsive to the needs and issues as they pertain to all aspects of the project. They are committed to continuous improvement in a learning environment. There is no such attitude as "that's not my job". Each of our employees is not only trained to do his or her job well but is encouraged to respond and communicate feedback regarding any aspect of the project. The results speak for themselves. Our safety record is better, our service quality is better, our performance to schedule is on time and we do not exceed budgets. Customer testimonials report they are pleased with management's pre-construction services, state-of-the-art lighting products and installation of their project.

Financial Considerations
------------------------

        TechLite,  Inc.   merged   with  TechLite   Applied  Sciences,  Inc.  on
October 21,  1999.   TechLite, Inc.'s financial  statements include  the earlier
TechLite Applied Sciences' financial statements and show a cumulative loss.

        TechLite Applied Sciences, Inc.'s first major project was installed in 1994. Numerous projects followed, were profitable and included winning one Energy Users News National Energy Efficient Lighting Award.

        With increased experience, TechLite's management began to better understand and plan for the forces of change that would drive the energy-efficient-services business during the deregulation of electricity and coming decade of electric supply-side shortages and increasing electric rates.

        TechLite has maintained a steady course to fully develop our management infrastructure, to train audit personnel and installation teams and to pursue a national delivery and expansion strategy by acquisition creating a national footprint for our business.

        Without question, the expansion development planning, deregulation and events in Florida diverted TechLite from the required sales volume to become overall profitable. In late 1999 and early 2000, approximately $10,000,000 of business committed in principle was postponed due in part to an incomplete sales performance by personnel TechLite placed in the Florida market. In fact, these salespeople attempted to secure this business for their own purposes. These projects remain as prospects. Nevertheless, sales volume decreased in an untimely manner during this period, and steps have been implemented to correct the deficiencies that occurred.

    TechLite  has  implemented  an  extensive  and  comprehensive   strategy  to
penetrate the expanded market opportunities that exist today. We have done the following:

     o  Restructured our sales force.

     o  Diversified our targeted end-user profile.

     o Increased our general ESCO client base and established network marketing relationships with trade allies.

     o Accelerated our plan to acquire strategically located, complementary companies. We will expand our subcontracting role for the ESCO community in 5 growth markets: West, Central, Southwest, Southeast and Mid-Atlantic.

Pending Acquisition
-------------------

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

Venue of Sales.
--------------

        None of Techlite's sales are attributable to exports. However, TechLite has made exploratory efforts regarding business in Brazil. The Brazilian government has a mandate to reduce electric power consumption by 20 percent. TechLite has held discussions with a major power supplier in Brasilia regarding the savings impact of energy efficient lighting. The U.S. Export-Import Bank has guarantees for loans up to 85 percent for recipients of retrofit lighting projects exported to Brazil.

        TechLite has installed a test retrofit for the Post Office and a major grocery store chain in Brasilia. TechLite recently was requested to provide an energy audit for a university and hospital totaling approximately 3 million sq. ft. in the state of Sao Paulo, Brazil. Projected upgrade price is $2.9 million. TechLite's major focus remains the development of its national footprint and U.S. sales goals.

        TechLite South Central U.S. prospects that are either at construction, energy audit, or contract stage total $3,893,500. The first year acquisition revenues are projected at $36,000,000.

Patents, Copyrights and Intellectual Property.
---------------------------------------------

        TechLite has no patents, copyrights or intellectual property but does have common law copyright protection for an energy audit software program.

Competition
-----------

        Numerous companies throughout the U.S. are engaged in the business of retrofitting light fixtures. Most of these are small businesses that operate only locally. Even so, they can have personal and political contacts that make them a TechLite competitor.

Government Approval of Principle Products
-----------------------------------------

        All TechLite products are UL approved.

Government Regulations
----------------------

        TechLite, as an electrical contractor, is subject to regulation as such. State, county or city statutes and ordinances usually require that it have a qualified and licensed electrician present and supervising each retrofit job. Further, all installations of electrical fixtures are subject to compliance with electrical codes in force in virtually all jurisdictions in U.S.

Seasonality
-----------

        There is not a seasonal aspect to TechLite's business.

Research & Development
----------------------

        TechLite is engaged in the custom design of energy efficient upgrades that maximize light levels and energy savings for each project.

Environmental Controls
----------------------

        In most cases, TechLite contracts include the disposal of hazardous materials (lamps and ballasts) to EPA- licensed disposal contractors.

Number of Employees
-------------------

        On March 31, 2001, TechLite employed 25 persons full time and 30 persons part time.

Intellectual Property

        TechLite's intellectual property consists of its energy audit software program and it has common law copyright protection for this program.

ITEM    2.     PROPERTIES

Properties
----------

        TechLite owns a 13,000 square foot office building located at 6106 E. 32nd Place, Tulsa, Oklahoma 74135.

Facilities
----------

        TechLite occupies approximately 5,500 square feet of its 13,000 square foot office building in Tulsa, Oklahoma. TechLite also leases for $1,275 a month warehouse space and office space as follows: 4,000 square feet at 6945 East 38th Street, Tulsa, Oklahoma 74145.

        TechLite also maintains a 250 square foot office at 11705 Brookwood Road Austin, Texas.

ITEM    3.     LEGAL PROCEEDINGS

        On September 7, 2000, in Civil Action CJ 2000 C4310 filed in the District Court of Tulsa County, Oklahoma, entitled Kriz-Davis Company vs.
                                                        ------------------------
TechLite,  Inc., et al, TechLite was sued on an open account for the purchase of
----------------------
goods and services in the alleged amount of $51,561. This amount plus attorney fees and court costs are sought in the action. TechLite admits the validity of the claim.

        On October 5, 2000, in Civil Action CJ 2000 04842 filed in the District Court of Tulsa County, Oklahoma, entitled Broken Arrow Electric Supply, Inc. vs.
                                          --------------------------------------
TechLite  Applied  Sciences,  Inc.  TechLite was sued on an open account for the
----------------------------------
purchase of goods and services in the alleged amount of $142,863.39. This amount plus attorney fees and court costs are sought in the action. TechLite will dispute this amount.

        On May 18, 2000, Environmental Light Recyclers filed a notice of claim in the amount of $120,740.90 against a Bond issued to TechLite. TechLite admits the validity of the claim.

        On November 19, 1999 in Civil Action CJ 99-5600 filed in the District Court of Tulsa County, Oklahoma, entitled Sportlite, Inc. vs. TechLite, Inc.,
                                            ------------------------------------
TechLite was sued on an open account for the purchase of goods and services. The Plaintiff has received favorable judgment in the amount of $34,745.

        On September 9, 1999 in Civil Action CJ 99-4303 filed in the District Court of Tulsa County, Oklahoma, entitled Powers Savers, Inc. vs. TechLite
                                             -----------------------------------
Applied Sciences,  Inc.;  Government Capital  Corporation and Independent School
--------------------------------------------------------------------------------
District No. 1 of Tulsa  County,  Oklahoma,  TechLite was sued by Power  Savers,
------------------------------------------
Inc., who claimed damages in an undetermined amount resulting from disputed overhead expenses with regard to a joint venture agreement. TechLite disputed the claim. The dispute went to arbitration and has been settled. The plaintiff received $50,235.

ITEM    4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM    5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        TechLite's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board in April 2000. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High           Low
                                   -------        ------
        2000:
               2nd Qtr.             1.875          0.75
               3rd Qtr.             4.3125         1.5
               4th Qtr.             4.5            0.875

Holders.  Based  on information provided  by our transfer agent, the Company had
-------
638 shareholders of record of its common stock on February 15, 2001.

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

        On April 26, 2000, the company sold shares of common stock to the following persons for services rendered valued at the indicated amounts:

        Name                                 Number                  Valued at
        ----                                 ------                  ---------
        Joe Frates                           80,000 Shares            $4,000.00
        J.D. Arvidson                        50,000 Shares            $2,500.00
        C.O. Sage                            25,000 Shares            $1,250.00
        Rex Frates                           30,000 Shares            $1,500.00
        Bill Conner                          31,633 Shares            $1,581.65
        Newport Capital Consultants, Inc.   120,000 Shares            $6,000.00

        The following shares of common stock were sold for cash to the following persons:

Date        Name                                   Number            Amount
----        ----                                   ------            ------
06-26-2000  Meskar Door, Inc                       123,333 Shares    $185,000.00
06-26-2000  M. Leroy Jackson                         5,000 Shares    $  7,500.00
06-26-2000  George U. Roth                           5,000 Shares    $  7,500.00
06-26-2000  Stephen I. Frates Rev. Trust UTA 5897   66,666 Shares    $100,000.00
06-26-2000  Joe Frates                              66,666 Shares    $100,000.00
06-26-2000  Rod Frates                              66,666 Shares    $100,000.00
06-26-2000  Flex Trust                              50,000 Shares    $ 75,000.00
06-26-2000  MF II Trust                             50,000 Shares    $ 75,000.00
10-16-2000  Marjorie J. Cole                        75,000  Shares   $ 75,000.00
11-16-2000  Civilla Ball                            15,000  Shares   $ 42,000.00
12-19-2000  Joe Frates                              50,000  Shares   $100,000.00

        All of the above sales made from April 26, 2000 through December 19, 2000 were made to accredited investors well known to the company's management pursuant to the exception from registration provided by Regulation D, Rule 506.

ITEM    6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 7 - Financial Statements."

        TechLite, Inc.'s financial statements show a cumulative loss due in part to the following reasons:

        In 1998, TechLite recognized a significant lighting upgrade opportunity in Florida. The Florida school systems provide lighting for approximately 303,702,512 square feet. By the end of 1997, less than 10 million square feet had been upgraded with energy efficient lighting retrofits. Projected new school construction in Florida alone is approximately 6 million square feet per year. The projected lighting needs in Florida schools in both retrofit and new construction over the next five year exceed $300 million.

        Based on these facts, TechLite hired sales personnel to develop the Florida market. These people worked on school districts that represented approximately 69 million square feet or approximately $48 million in lighting retrofit contracts. In July of 1999, TechLite entered into a contract to purchase a Florida lighting retrofit company requiring earnest money of $250,000. The deadline for acquisition passed while efforts were being made to change details of the purchase contract, thus voiding the acquisition. During this same timeframe, approximately $10,000,000 of Florida business committed in principle or by contract was postponed due to incomplete sales performance by personnel in Florida.

        TechLite recognized the Florida market potential but had employed incorrect sales management to secure that business. TechLite depended on the acquisition to help secure a foothold in the Florida market. After voiding the acquisition, it was too late to secure projects that could be closed and installed in 2000.

        Without question, the expansion development work and events in Florida have contributed to the poor sales performance by TechLite in the last two quarters of 1999 and the first three quarters of 2000.In the last quarter of 2000, TechLite implemented an extensive and comprehensive strategy to correct these problems and expand the market opportunities that exist today. Management has taken the following steps:

        o    Restructured our sales force with reliable, proven sales producers.

        o    Diversified our targeted end user profile.

        o    Increased our general ESCO client base.

        o Accelerated our plan to acquire strategically located complementary companies.

        o We have expanded our subcontracting capabilities role for the ESCO community and increased the diversity of negotiated projects.

        Results of operations.
        ---------------------

        In October 2000, TechLite changed its fiscal year-end from January 31 to December 31. Accordingly, the following information compares the twelve-month fiscal year that ended January 31, 2000, with an eleven-month fiscal year that ended December 31, 2000. The following table presents, as a percentage of sales, certain selected financial data for each of the two fiscal years ended January 31, 2000 and December 31, 2000:

                                                        Year Ended
                                                   1-31          12-31
                                                   2000          2000
        --------------------------------------------------------------

        Sales                                      100%          100%
        Cost of sales                               83%           81%
                                                   ----          ----
        Gross margin                                17%           19%

        Selling, general and
               administrative expenses              79%          227%

        Net income (loss) before taxes             (59)%        (201)%

        Sales.
        -----

        Sales of $2,625,750 for the fiscal year that ended 1-31-00 (1st FY 2000) decreased by $1,622,191, or 62 percent from sales of $1,003,559 for the fiscal year that ended 12-31-00 (2nd FY 2000). See above discussion.

        Gross margin.
        ------------

        Gross margin of $455,058, or 17 percent of sales in 1st FY 2000, decreased to $190,773, or 19 percent of sales, for 2nd FY 2000.

        Selling, general and administrative expenses.
        --------------------------------------------

        Selling, general and administrative expenses increased from $2,065,936 in 1st FY 2000, to $2,281,848, an increase of $215,912 or 10 percent in 2nd FY 2000. This increase is attributable to $250,000 resulting from an expired option expense that had been previously capitalized and a note receivable of $55,000 determined to be not collectable during the 2nd FY 2000.

        Net income (loss) before taxes.
        ------------------------------

        A net loss before taxes of $1,543,791 in 1st FY 2000 increased to $2,013,245, an increase of 30 percent, in 2nd FY 2000. This increase in loss was attributable primarily to lower sales volume.

               Balance sheet items.
               -------------------

        Significant changes in several balance sheet items occurred from fiscal 1999 to fiscal 2000, in particular the following:

        o    A  cash  position of $126,189  for  fiscal year ending  January 31,
                ----
             2000 decreased to a cash position of $67 for fiscal year ending December 31, 2000,

        o    contracts receivable of $264,534 for fiscal year ending January 31,
             --------------------
             2000 decreased to $76,935 for fiscal year ending December 31, 2000,

        o    other receivable of $73,072 for fiscal year ending January 31, 2000
             ----------------
             decreased  to $3,894 for fiscal year ending December 31, 2000,

        o    inventory of $189,949 for year ending January 31, 2000 decreased to
             ---------
             $35,894 for fiscal year ending December 31, 2000,

        o    other assets of $345,862 for year ending January 31, 2000 decreased
             ------------
             to $301 for fiscal year ending December 31, 2000,

        o    the billings in excess liability of $213,033 for fiscal year ending
                 ------------------
             January 31, 2000 changed to an asset of $7,840 for fiscal year ending December 31, 2000,

        o    the backlog of business decreased from $403,267 at January 31, 2000
                 -------------------
             to $27,454 at January 31, 2000,

        o    the retained  deficit  increased  from  $3,345,958  for fiscal year
                 -----------------
             ending January 31, 2000 to $5,359,203 for year ending December 31, 2000.

        Liquidity and Capital Resources.
        -------------------------------

        TechLite had negative cash flow from operations of $756,335 in 1st FY 2000 and $1,265,106 in 2nd FY 2000. The principal components of 2nd FY 2000's negative cash flow were a net loss from operations of $2,013,245, a decrease of $220,873 in billings related to costs and estimated earnings on uncompleted contracts, an increase in accounts payable of $59,097, and an increase of $56,347, in accrued liabilities. This drain on liquidity and capital resources was covered by net borrowings of $257,056 and sale of stock of $891,142.

ITEM 7. FINANCIAL STATEMENTS

                         Independent Accountants' Report
                         -------------------------------


Board of Directors
TechLite, Inc.
Tulsa, Oklahoma


We have audited the accompanying balance sheets of TECHLITE, INC. as of December 31, 2000 and January 31, 2000, and the related statements of income, statements of changes in stockholders' equity, and cash flows for the periods (Note 13) then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHLITE, INC. as of December 31, 2000 and January 31, 2000, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 12 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Causon & Westhoff

CAUSON & WESTHOFF

Tulsa, Oklahoma
April 11, 2001

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                     DECEMBER 31, 2000 AND JANUARY 31, 2000


                                     ASSETS
                                     ------



                                                DEC 2000          JAN 2000
                                               ---------        ----------
CASH                                          $       67        $  126,189

ACCOUNTS RECEIVABLE
     Contract receivables                         76,935           264,534
     Other receivables                             3,287            73,072

INVENTORY, At Cost                                35,894           189,949

COSTS IN EXCESS OF BILLINGS AND
ESTIMATED EARNINGS ON
UNCOMPLETED CONTRACTS                              7,840

PROPERTY AND EQUIPMENT, At Cost
     Equipment                                   205,370           196,314
     Furniture and fixtures                       33,637            32,490
     Building and land                           400,000           400,000
     Leasehold improvements                       73,394            68,020
     Autos and trucks                            197,607           216,770
                                                 -------        ----------
                                                 910,008           913,594
     Less accumulated depreciation               334,019           250,251
                                                 -------        ----------
                                                 575,989           663,343
                                                 -------        ----------

OTHER ASSETS                                         301           345,862
                                                 -------        ----------

               Total Assets                   $  700,313        $1,662,949
                                               =========        ==========


                       See Notes to Financial Statements

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                     DECEMBER 31, 2000 AND JANUARY 31, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                     DEC 2000        JAN 2000
                                                    ----------     ----------
LIABILITIES
     Accounts payable                               $  748,680     $  689,583
     Accrued wages                                      79,645         35,831
     Payroll and sales tax payable                     369,425        314,450
     Billings in excess of costs and estimated
          earnings on uncompleted contracts                           213,033
     Notes payable and accrued interest              2,590,121      2,312,725
     Other liabilities                                                 62,782
                                                    ----------     ----------
          Total Liabilities                          3,787,871      3,628,404
                                                    ----------     ----------





STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par value; 10,000,000
           authorized shares;  none issued
     Common stock, $ .001 par value; 40,000,000
           authorized shares; 3,364,311 and
           2,454,347 issued and outstanding
           at December 31, 2000 and
           January 31, 2000, respectively                3,364          2,455
     Additional paid-in capital                      2,268,281      1,378,048
     Retained earnings (deficit)                    (5,359,203)    (3,345,958)
                                                    ----------     ----------
          Total Stockholders' Equity                (3,087,558)    (1,965,455)
                                                    ----------     ----------


          Total Liabilities & Stockholders' Equity  $  700,313     $1,662,949
                                                    ==========     ==========


                       See Notes to Financial Statements

                                 TECHLITE, INC.

                              STATEMENTS OF INCOME

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000



                                                 DEC 2000           JAN 2000
                                               ------------       ------------

CONTRACT REVENUES EARNED                       $ 1,003,559        $ 2,625,750

COST OF REVENUES EARNED                            812,786          2,170,692
                                               ------------       ------------

GROSS PROFIT                                       190,773            455,058

GENERAL AND ADMINISTRATIVE
     EXPENSES                                    2,281,848          2,065,936
                                               ------------       ------------

INCOME (LOSS) FROM OPERATIONS                   (2,091,075)        (1,610,878)

OTHER INCOME                                        77,830             67,087
                                               ------------       -------------

INCOME (LOSS) BEFORE TAXES                      (2,013,245)        (1,543,791)
                                               ------------       -------------

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)                              $ (2,013,245)      $ (1,543,791)
                                               =============      =============


NET INCOME (LOSS) PER SHARE                    $       (.60)      $       (.63)
                                               =============      =============

                       See Notes to Financial Statements

                                 TECHLITE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000



                                         Additional
                               Common     Paid-in      Retained
                               Stock      Capital      Earnings         Total
                             -------    -----------   ------------  ------------

BALANCE, JANUARY 31, 1999    $ 2,455    $ 1,378,048   $(1,802,167)  $  (421,664)

NET INCOME (LOSS)                                      (1,543,791)   (1,543,791)

SALE OF STOCK
                             -------    -----------   ------------  ------------

BALANCE, JANUARY 31, 2000      2,455      1,378,048    (3,345,958)   (1,965,455)

NET INCOME (LOSS)                                      (2,013,245)   (2,013,245)

SALE OF STOCK                    909        890,233                     891,142
                             -------    -----------   ------------  ------------

BALANCE, DECEMBER 31, 2000   $ 3,364    $ 2,268,281   $(5,359,203)  $(3,087,558)
                             =======    ===========   ============  ============


                       See Notes to Financial Statements

                                 TECHLITE, INC.

                            STATEMENTS OF CASH FLOWS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES:                 DEC 2000        JAN 2000
                                                    -------------  -------------
     Net income (loss)                              $ (2,013,245)  $ (1,543,791)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                        98,047        105,218
     Loss on sale of fixed assets                          1,828
     Decrease (increase) in contract receivables         257,384        494,216
     Decrease (increase) in inventory                    154,055       (148,764)
     Decrease (increase) in other assets/receivables     342,254       (342,254)
     Net increase (decrease) in billings related
          to costs and estimated earnings on
          uncompleted contracts                         (220,873)       116,696
     Increase (decrease) in accounts payable              59,097        309,040
     Increase (decrease) in other accrued
          liabilities                                     56,347        253,304
                                                     ------------  -------------
          Net cash used in operating activities       (1,265,106)      (756,335)
                                                     ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of fixed assets                      900
     Acquisition of equipment                            (10,114)       (83,449)
                                                     ------------  -------------
          Net cash used in investing activities           (9,214)       (83,449)
                                                     ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable              (2,471,968)    (3,752,634)
     New borrowings                                    2,729,024      4,699,200
     Sale of stock                                       891,142
                                                     ------------  -------------
          Net cash provided by financing activities    1,148,198        946,566
                                                     ------------  -------------

NET INCREASE IN CASH AND
CASH EQUIVALENTS                                        (126,122)       106,782

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                        126,189         19,407
                                                     ------------  -------------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                          $        67   $    126,189
                                                     ============  =============


                       See Notes to Financial Statements

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000




NOTE 1:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                 TECHLITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000

NOTE 1:     NATURE  OF  OPERATIONS  AND   SUMMARY   OF  SIGNIFICANT   ACCOUNTING
            POLICIES, (Continued)

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


NOTE 2:     CONTRACT RECEIVABLES

Contract receivables consist of:


                                                   DEC 2000          JAN 2000
                                                   --------         ---------
   Billed
        Completed contracts                        $ 76,935          $
        Contracts in progress                                         264,534
                                                   --------          --------
                                                   $ 76,935          $264,534
                                                   ========          ========

                                 TECHLITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000


NOTE 3:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                       DEC 2000     JAN 2000
                                                      ----------  -----------

   Costs incurred on uncompleted contracts             $   6,664  $ 1,314,259
   Estimated earnings                                      1,176      405,623
                                                       ---------  -----------
                                                           7,840    1,719,882
   Billings to date                                                 1,932,915
                                                       ---------  -----------

                                                       $   7,840  $  (213,033)
                                                       =========  ===========


   Included in the accompanying balance sheet under
   the following captions:
       Billings in excess of costs and estimated
           earnings on uncompleted contracts                      $  213,033
                                                                  ==========
       Costs in excess of billings and estimated
           earnings on uncompleted contracts           $   7,840
                                                       =========


NOTE 4:     NOTES PAYABLE

                                                       DEC 2000    JAN 2000
                                                       ---------  ----------
   Unsecured notes payable, due on demand, at 8%
      to 10%                                           $ 187,111   $  67,072
   Notes payable to banks, collateralized by
      equipment, due in monthly installments
      plus interest through September 2002,
      at 8.25% to 12%                                     56,010      92,360
   Unsecured line of credit, at 19.5%                     30,946      38,778
   Line of credit, secured by factored accounts
      receivable, accounts receivable, contracts
      receivable, inventory and fixed assets, due
      June 2001 and December 2001, at 12%              1,051,950     986,403
   Note payable, collateralized by 750,692 shares
      of Company stock owned by two officers and
      additional real estate owned by one officer,
      due March 2001, at 10.5%                           250,830     250,830

                                 TECHLITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000

NOTE 4:     NOTES PAYABLE  (Continued)

   Note payable, collateralized by contracts
      receivable and accounts receivable, due
      March 2001, at 10.5%                                50,135      50,135
   Note payable, collateralized by accounts
      receivable, due in monthly installments
      plus interest through March 2003, at 11%            19,880
   Unsecured notes payable to company officers,
      due March 2001, at 8%                              107,565
   Note payable, collateralized by 8300 shares
      of Emerson Electric stock owned by a
      Company shareholder, due September 2001,
      at 10.5%                                           395,100     395,100
   Notes payable, building and land, due in
      monthly installments plus interest through
      October 2013, at 9%                                372,716     384,509
                                                      ----------   ---------
                                                       2,522,243   2,265,187
   Accrued interest                                       67,878      47,538
                                                      ----------   ---------

                                                      $2,590,121   $2,312,725
                                                      ==========   ==========

Interest expense incurred during the eleven months ended December 31, 2000, is $296,993. Interest actually paid during the eleven months ended December 31, 2000 is $268,563.

Aggregate annual maturities of debt at December 31, 2000, are:

               2001                                           $2,127,996
               2002                                               48,876
               2003                                               25,116
               2004                                               20,918
               2005                                               22,909
               Thereafter                                        276,428
                                                              ----------
                                                              $2,522,243
                                                              ==========

                                 TECHLITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000


NOTE 5:     PROPERTY AND EQUIPMENT

        Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:


                                                   DEC 2000       JAN 2000
                                                  ---------       ---------

   Buildings                                      $  45,000       $  26,667
   Vehicles                                         130,066         104,484
   Equipment                                        122,320          92,549
   Furniture                                         17,338          13,749
   Leasehold improvements                            19,295          12,802
                                                  ---------       ---------

                                                  $ 334,019       $ 250,251
                                                  =========       =========


NOTE 6:     INCOME TAXES AND DEFERRED INCOME TAXES

      Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

      There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

   A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:


                                                     DEC 2000        JAN 2000
                                                    ----------      ----------

   Computed at the statutory rate of 34%            $ (684,503)     $ (524,889)
   Increase in tax resulting from:
        Net operating loss carryforward                684,503         524,889
                                                    ----------      ----------

                                                    $       0       $       0
                                                    ==========      ==========

                                 TECHLITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000


NOTE 7:     BACKLOG

      The following schedule summarizes changes in backlog on contracts during the eleven months ended December 31, 2000 and year ended January 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.


                                                      DEC 2000       JAN 2000
                                                     ---------      ----------

   Backlog, beginning of year                        $ 403,267      $1,686,995
   New contracts during the year                       793,129       1,342,022
   Contract adjustments                               (165,383)
                                                     ---------       ---------
                                                     1,031,013       3,029,017
   Less contract revenues earned during the year     1,003,559       2,625,750
                                                     ---------       ---------

   Backlog, end of year                              $  27,454       $ 403,267
                                                     =========       =========



NOTE 8:     SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

        Estimates of revenue on uncompleted construction contracts are explained in Note 1, under Revenue Recognition and are described in detail in Note 3.


NOTE 9:     OTHER ASSETS

        At December 31, 2000 and January 31, 2000, the Company recorded $301 and $345,862, respectively, as other assets. Other assets include costs associated with producing a sales video which is amortized over 4 years, $301 and $3,608, at December 31, 2000 and January 31, 2000, respectively. Additionally, other assets at January 31, 2000 also include $90,688 as receivable from a vendor, $1,566 of prepaid expenses and $250,000 as a purchase option contract. The $250,000 was forfeited by the Company in February 2000 when the purchase option contract expired.

                                 TECHLITE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              ELEVEN MONTHS ENDED DECEMBER 31, 2000 AND YEAR ENDED
                                JANUARY 31, 2000


NOTE 10:    PENDING ACQUISITIONS

        TechLite, Inc. has entered into an agreement to purchase all of the capital stock of Sun & Sun Industries, Huntington Beach, California for cash and shares of TechLite, Inc. common stock. Sun & Sun Industries provides design and installation of energy-efficient and EPA-compliant lighting systems for ESCO's (Energy Service Companies) and power utility customers in the commercial, retail, education, hospital, municipal and federal markets. As of December 31, 2000, the execution of the purchase agreement is pending.


NOTE 11:    CONTINGENCIES

        The Company is a defendant in, and is threatened with, various legal proceedings with respect to certain vendor creditors. The Internal Revenue Service has also filed a federal tax lien with respect to unpaid payroll taxes. Management believes the ultimate liability, to the extent not provided for in amounts currently recorded as liabilities in the financial statements, are not likely to have a material effect on the financial statements taken as a whole.


NOTE 12:    GOING CONCERN

        Management is continuing to develop a national presence through strategic alliances, partnerships or the roll-up of companies with structures and marketing philosophies that compliment those of TechLite, Inc. Management believes this would provide TechLite, Inc. and its affiliates a national presence through which customers would be effectively served beyond the geographic reach of any individual affiliate. Management is working to secure the capital necessary to facilitate the acquisition of companies congruent with these objectives. Management is also working to secure capital to repay the Company's existing debt obligations and adequately capitalize the Company so it may continue to compete for lighting and retrofit projects as they become available.


NOTE 13:    CHANGE IN FINANCIAL REPORTING YEAR

        The Board of Directors changed the Company's fiscal year end from January 31 to December 31. These financial statements have been prepared to reflect the Company's financial activities for the eleven month period February 1, 2000 to December 31, 2000 and the year February 1, 1999 to January 31, 2000.

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



                                                               Office Held  Term of
Person                                    Office                  Since      Office
------                                    ------               -----------  -------
J. D. Arvidson, 61                     Chief Executive Officer,   1992        2001
                                       President and Director

C. O. Sage, 67                         Executive Vice President,  1992        2001
                                       Chief Operating Officer,
                                       and Director

General Gerald Hahn, USAF (Ret.), 62   Chairman of the Board of   1997        2001
                                       Directors

Carol E. Sage, 63                      Secretary                  1994        2001

Mark D. Galvin, 47                     Vice President             1993        2001




        J. D.  "Jim"  Arvidson.  Mr.  Arvidson  has  33 years of  experience  in
        -----------------------
construction contracting and management. He was engaged for 23 years in the design and construction of grain silos, forage silos and mechanical conveyance systems. He was then involved in the construction of commercial buildings, which construction involved interior lighting design. Mr. Arvidson was the principal founder of TechLite Applied Sciences and was its chief executive officer since its founding in 1992 until it merged with TechLite in 1999.

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

        Mark D. Galvin.  Mr. Galvin received a Master of Business Administration
        --------------
degree from Oklahoma State University in 1994. He is the co-developer of the company's software which automated the presentation materials of its lighting survey functions. He served as the manager for several of TechLite's major installation projects.

ITEM 10.EXECUTIVE COMPENSATION

        The directors of TechLite receive no compensation for their services as directors. The officers of TechLite received from it an aggregate of $198,938 of compensation in the last fiscal year for their services in all capacities.

        No executive officer of the company has received total compensation in any of the last three years that exceeds $100,000. The table below sets forth all compensation awarded to, earned by, or paid to Jim Arvidson, the chief executive officer of the company during the last three fiscal years:


                                                              Long Term Compensation
                                                              ----------------------
                                           Awards
                                    ------------------------
          Annual Compensation                     Securities
----------------------------------                ----------
                                                  Underlying         Payouts
                                                  ----------  --------------
                      Other Annual  Restricted    Options/    LTIP           All Other
                      ------------  ----------    --------    ----           ---------
Year    Salary  Bonus Compensation  Stock Awards  SARS        Payouts        Compensation
----    ------  ----- ------------  ------------  ----        -------        -------------

2000    $95,000    0  0             50,000 shares  0             0              0
                                    valued at
                                    $2,500

1999    $95,000    0  0             0              0             0              0
1998    $66,052    0  0             0              0             0              0


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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table shows information as of February 1, 2001 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:



TechLite                         No. of Shares         % of Class
--------                         -------------         ----------

J.D. Arvidson                    578,400                   17.2
9316 North 147th East Avenue
Owasso, OK  74136

C.O. Sage                        247,292(1)                 7.4
7902 South 70th East Place
Tulsa, OK  74113

Gen. Gerald Hahn                   1,000                     (2)
3744 South Niagara Way
Denver, CO  80237-1248

Carol E. Sage                    247,292(1)                 7.4
7902 West 70th East Place
Tulsa, OK  74133

Mark D. Galvin                    74,097                    2.2
5412 Harvard
Bartlesville, OK  74006

Officers and Directors as a
group (5 persons)                 900,789                  26.8

-------------------------

(1) These shares are held in joint tenancy with right of survivorship by C.O. Sage and Carol E. Sage, husband and wife, who own 247,292 shares in the aggregate.

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

        During the fiscal year that ended January 31, 2000, Mr. Sage also loaned $99,529 to the company.

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


        * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.

(b)     Reports on Form 8-K

        A Form 8-K, Current Report, dated October 31, 2000, reporting events of October 30, 2000, was filed October 31, 2000.

        Items reported:

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

                                            TECHLITE, INC.



   Date:  April 14, 2001                    By /s/ J.D. Arvidson
                                              ----------------------------------
                                              J.D. Arvidson, Chief Executive
                                                   Officer

        In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date:  April 14, 2001                    By /s/ C.O. Sage
                                              ----------------------------------
                                              C.O. Sage, Chief Operating Officer
                                                    and Director



   Date:  April 14, 2001                    By /s/ J.D. Arvidson
                                              ----------------------------------
                                              J.D. Arvidson, Chief Executive
                                                   Officer and Director



   Date:  April14, 2001                     By /s/ Gerald Hahn
                                              ----------------------------------
                                              Gerald Hahn, Director



   Date:  April 14, 2001                    By /s/ Mark D. Galvin
                                              ----------------------------------
                                              Mark D. Galvin, Vice President



   Date:  April 14, 2001                    By /s/ Carol E. Sage
                                              ----------------------------------
                                              Carol E. Sage, Secretary