Form 10QSB
period 2001-03-31
TECHLITE INC
filed 2001-05-21
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ______________


                                 TechLite, Inc.
             (Exact name of registrant as specified in its charter)


                          Commission File No. 333-68071
                        State of Incorporation: Oklahoma
                      IRS Employer I.D. Number: 73-1522114

                         6106 East 32nd Place, Suite 101
                              Tulsa, Oklahoma 74135
                                  918-664-1441
             ------------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        As of May 14, 2001, there were 3,950,297 shares of the registrant's common stock, par value $0.001 per share, outstanding.

        Transitional Small Business Disclosure Format (check one):  Yes [] No[X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   TECHLITE, INC.
                                 BALANCE SHEETS
                   As of the three months ended March 31, 2001
                 and the eleven months ended December 31, 2000


                                                       March 31, 2001   December 31, 2000
                                                        (Unaudited)         (Audited)
                                                       --------------   ------------------
ASSETS

     Cash                                                     69                 67
     Accounts receivable                                  44,757             80,222
     Inventory                                             5,366             35,894
     Costs in excess of billings & estimated
         earnings on umcompleted contracts                17,095              7,840
     Property & equipment
         Equipment                                       197,607            197,607
         Furniture and fixtures                           33,637             33,637
         Building and land                               400,000            400,000
         Leasehold improvements                           73,394             73,394
         Autos and trucks                                205,370            205,370
                                                       ---------        ------------
                                                         910,008            910,008
         Less accumulated depreciation                   353,914            334,019
                                                       ----------       ------------
                                                         556,094            575,989
                                                       ----------       ------------
     Other assets, net
                                                               -                301
                                                       ----------       ------------

         Total Assets                                    623,381            700,313
                                                       ==========       ============

LIABILITIES

     Accounts payable                                    820,414            748,680
     Accrued wages                                        80,164             79,645
     Taxes payable                                       409,158            369,425
     Notes payable                                     2,687,848          2,590,121
     Other liabilities                                    50,500                  -
                                                       ----------       ------------
         Total Liabilities                             4,048,084          3,787,871
                                                       ==========       ============
EQUITY

     Preferred stock, $.001 par value;
     10,000,000 authorized shares; none issued                -                  -
     Common stock, $.001 par value; 40,000,000
         authorized shares; 3,521,797 issued
         and outstanding                                   3,522              3,364
     Paid-in-capital                                   2,398,898          2,268,281
     Retained earnings(deficit)                       (5,827,123)        (5,359,203)
                                                       ----------       ------------
         Total Equity                                 (3,424,703)        (3,087,558)
                                                       ----------       ------------
         Total Liabilities & Equity                      623,381            700,313
                                                       ==========       ============

See Notes to Financial Statements

                                 TECHLITE, INC.
                                  STATEMENTS OF
                                     INCOME
                                   (Unaudited)


                                                     Three Months Ended
                                                     ------------------
                                                  March 31          April 30
                                                   2001               2000
                                                  --------          ---------

     Contract revenues earned                      28,705             551,110
     Cost of revenues earned                       24,399             520,302
                                                  --------          ---------

     Gross profit                                   4,306              30,808

     General & administrative expenses            482,564             743,488
                                                 ---------          ----------

     Income(Loss) from operations                (478,258)           (712,680)

     Other income                                  10,338              25,706
                                                 ---------          ----------

     Income(Loss) before taxes                   (467,920)           (686,974)

     Provision for income taxes                         -                   -
                                                 ---------          ----------

     Net Income(Loss)                             (467,920)           (686,974)
                                                 =========          ==========

     Net Income(Loss) per common share               (0.13)              (0.28)
                                                 =========          ==========



See Notes to Financial Statements

                                 TECHLITE, INC.
                               STATEMENTS OF CASH
                                      FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                             ------------------
                                                         March 31      April 30
                                                          2001           2000
                                                        ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                    (467,920)    (686,974)
     Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation                                           20,196       26,953

     Loss on disposal of fixed asset                            -         2,035
     Decrease (increase) in contract receivables            35,465       72,494
     Decrease (increase) in inventory                       30,528      165,732

     Decrease (increase) in other assets/receivables            -       249,254
     Net increase (decrease) in billings related to
        costs and estimated earnings on
        uncompleted contracts                               (9,255)    (165,440)
     Increase (decrease) in accounts payable                71,734       50,839
     Increase (decrease) in other accrued liabilities      140,169       45,266
                                                           --------    ---------
          Net cash provided by operating activities        (179,083)   (239,841)
                                                           --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of equipment                                     -      (4,481)
                                                           --------    ---------

          Net cash used in investing activities                   -      (4,481)
                                                           --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable                    (18,356)   (407,524)
     New borrowings                                          66,666     647,272

     Sale of stock                                          130,775           -
                                                           --------    ---------
          Net cash used in financing activities             179,085     239,748
                                                           --------    ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                              2      (4,574)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                              67     126,189
                                                           --------    ---------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                    69     121,615
                                                           ========    =========

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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                    ACCOUNTING POLICIES (Continued)

Depreciation
------------

         Furniture and equipment are depreciated using the straight-line method over the estimated useful life of each asset, which is generally from five to seven years.

Income Taxes
------------

         Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized, as explained in
Note 5. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


NOTE 2:     COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
                                                   March 31,        December 31,
                                                    2001               2000
                                                   -------            -----

    Costs incurred on uncompleted contracts        $31,063           $6,664
    Estimated earnings                               5,482            1,176
                                                   -------            -----
                                                    36,545            7,840
    Billings to date                                19,450
                                                   -------            -----

                                                   $17,095           $7,840
                                                    ======            =====

    Included in the accompanying balance sheet under the following captions:
        Costs in excess of billings and estimated
          earnings on uncompleted contracts        $17,095           $7,840
                                                    ======           ======

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3:     NOTES PAYABLE

                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                               ----                 ----

    Unsecured notes payable, due on demand,
      at 6% to 10%                                                           $ 242,111             $ 187,111
    Notes payable to banks, collateralized by
      equipment, due in monthly installments plus
      interest through September 2002, at 8.25% to 12%                                                 47,132                56,010
    Unsecured line of credit, at 19.5%                                          29,708                 30,946
    Line of credit, secured by factored accounts
      receivable, accounts receivable, contracts
      receivable, inventory and fixed assets, due
      December 2000 and June 2001, at 12%                                     1,051,714             1,051,950
    Note payable, collateralized by 750,692 shares of
      Company stock owned by two officers and additional
      real estate owned by one officer, due March 2001,
      at 10.5%                                                                  250,830               250,830
    Note payable, collateralized by contracts receivable and
      accounts receivable, due March 2001, at 10.5%                              50,135                50,135
    Note payable, collateralized by accounts
      receivable, due in monthly installments plus interest                      18,081
      through March 2003, at 11%                                                                       19,880
    Unsecured notes payable to company officers, due
      March 2001, at 8%                                                         119,232               107,565
    Note payable, collateralized by 8300 shares of Emerson
      Electric stock owned by a Company shareholder, due
      September 2001, at 10.5%                                                  395,100               395,100
    Notes payable, building and land, due in monthly
      installments plus interest through October 2013,
      at 9%                                                                     366,510               372,716
                                                                              ---------             ---------
                                                                              2,570,553             2,522,243
    Accrued interest                                                            117,295                67,878
                                                                              ---------             ---------

                                                                             $2,687,848            $2,590,121
                                                                              =========             =========
                                       8

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3:     NOTES PAYABLE (Continued)

Aggregate annual maturities of debt at March 31, 2001, listed by fiscal year-end are as follows:

                  2001                                 $2,186,636
                  2002                                     49,394
                  2003                                     21,724
                  2004                                     21,416
                  2005                                     23,182
                  Thereafter                              268,201
                                                        ---------

                                                       $2,570,553


NOTE 4:     PROPERTY AND EQUIPMENT

         Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                               March 31,          December 31,
                                                  2001                2000
                                             ---------              --------

    Buildings                                $  50,000             $  45,000
    Vehicles                                   135,907               130,066
    Equipment                                  128,757               122,320
    Furniture                                   18,306                17,338
    Leasehold improvements                      20,944                19,295
                                             ---------              --------

                                             $ 353,914             $ 334,019
                                             =========              ========



NOTE 5:     INCOME TAXES AND DEFERRED INCOME TAXES

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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5:     INCOME TAXES AND DEFERRED INCOME TAXES (Continued)

         There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

         A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                 March 31,          December 31,
                                                  2001                  2000
                                                 --------             --------
    Computed at the statutory rate of 34%      $ (159,093)           $ (684,503)
    Increase in tax resulting from:
         Net operating loss carryforward          159,093               684,503
                                                 --------             ---------

                                               $        0            $       0
                                                 ========             =========


NOTE  6:   SIGNIFICANT ESTIMATES AND CONCENTRATIONS

         Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

         Estimates  of  revenue  on  uncompleted   construction   contracts  are
explained in Note 1, under  Revenue  Recognition  and are described in detail in
Note 2.


NOTE 7:     BACKLOG

          The following schedule summarizes changes in backlog on contracts during the periods ended March 31, 2001 and December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7:     BACKLOG  (Continued)

                                                      March 31,     December 31,
                                                        2001            2000
                                                      -------        ---------
    Backlog, beginning of period                     $ 27,454       $  403,267
    New contracts during the period                                    793,129
    Contract adjustments                                2,505         (165,383)
                                                      -------        ---------
                                                       29,959        1,031,013

    Less contract revenues earned during the period    28,705        1,003,559
                                                      -------        ---------

    Backlog, end of period                           $  1,254       $   27,454
                                                      =======        =========


NOTE 8:     PENDING ACQUISITION

         TechLite, Inc. has entered into an agreement to purchase all of the capital stock of Sun & Sun Industries, Huntington Beach, California for cash and shares of TechLite, Inc. common stock. Sun & Sun Industries provides design and installation of energy-efficient and EPA-compliant lighting systems for ESCO's (Energy Service Companies) and power utility customers in the commercial, retail, education, hospital, municipal and federal markets. As of March 31, 2001, the execution of the purchase agreement is pending.


NOTE 9:     CONTENGENCIES

         The Company is a defendant in, and is threatened with, various legal proceedings with respect to certain vendor creditors. The Internal Revenue Service has also filed a federal tax lien with respect to unpaid payroll taxes. Management believes the ultimate liability, to the extent not provided for in the amounts currently recorded as liabilities in the financial statements, are not likely to have a material effect on the financial statements taken as a whole.


NOTE 10:     CHANGE IN FINANCIAL REPORTING YEAR

         The Board of Directors changed the Company's fiscal year end from January 31 to December 31. These financial statements have been prepared to reflect the Company's financial activities for the eleven month period February 1, 2000 to December 31, 2000 and the three months ended March 31, 2001 and April 30, 2000. There should be no material difference in comparing the three months ended March 31, 2001 to the three months ended April 30, 2000 versus comparing the three months ended March 31, 2001 to the three months ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Note: In October 2000, TechLite's fiscal year-end was changed from January 31 to
----
December 31. The comparison below of the results of operations for the first quarter of fiscal year 2001 with the previous fiscal year's first quarter compares the period January through March of 2001 with the period February through April of 2000. While these two three-month periods are not the same three months of a year, TechLite's management avers that the comparison made below would not be materially different from a comparison of the identical three-month periods of the two years.

        Results of Operations - First  Quarter of Fiscal 2001  Compared to First
        ------------------------------------------------------------------------
Quarter of Previous  Fiscal Year
-------------------------------

        Our revenues of $28,705 for the quarter ended March 31, 2001 (Q1 2001) fell by $522,405 or 94.8 percent from revenues of $551,110 for the quarter ended April 30, 2000. This reduction was due to management's having devoted its attention and efforts to acquiring other companies in the same industry. We obtained no new business during the quarter.

        General and administrative expenses for Q1 2001 were $482,564, or almost 17 times revenues, compared with general and administrative expenses of $743,488, or 134.9 percent of revenues, for the previous fiscal year's first quarter. If one disregards a one-time expense of $250,000 attributable to expiration of an acquisition purchase option during the previous fiscal year's first quarter, the general and administrative expenses for Q1 2001 were only $10,924 below those of the previous fiscal year's first quarter - despite a reduction in sales revenues from $551,110 to $28,705.

        We had a net loss of $467,920 for Q1 2001 compared to net loss of $686,974 for the previous fiscal year's first quarter. At the end of Q1 2001 our backlog of business was only $1,254.

        Liquidity and Capital Reserves
        ------------------------------

        Our net loss of $467,920 from operations the first quarter represented severe negative cash flow. We covered this through an increase of $71,734 in accounts payable, an increase of $140,169 in other accrued liabilities, new borrowings of $66,666 and sales of common stock of $130,775.

        Outlook
        -------

        This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

        We remain optimistic about the future at TechLite. We propose to develop a national presence through strategic alliances, partnerships, and acquisitions of companies in our business but located elsewhere in the U.S. This will allow TechLite and our affiliates to offer a national presence to companies and corporations that reach beyond the geographical territories of each affiliate individually. We expect the combined synergies of the companies to boost sales considerably over current levels without the cost normally associated with market territory expansion.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        None


                                   SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 21, 2001                        TECHLITE, INC.


                                            By: /s/ J.D. Arvidson
                                                --------------------------
                                                    J.D. Arvidson
                                                    Chief Executive Officer