Form 10QSB
period 2001-06-30
TECHLITE INC
filed 2001-08-20
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                        6106 East 32nd Place, Suite 101
                              Tulsa, Oklahoma 74135
                                  918-664-1441
                                  ------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 17, 2001, there were 4,467,422 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statement

                                 TECHLITE, INC.
                                 BALANCE SHEETS
         As of the six months ended June 30, 2001 and the eleven months ended December 31, 2000

                                                June 30, 2001  December 31, 2000
                                                 (Unaudited)       (Audited)
                                                -------------  -----------------
ASSETS
  Cash                                                   69               67
  Accounts receivable, net                           57,099           80,222
  Inventory                                           5,366           35,894
  Costs in excess of billings & estimated
    earnings on uncompleted contracts                     -            7,840
  Property  &  equipment
    Equipment                                       200,218          197,607
    Furniture and fixtures                           33,637           33,637
    Building and land                               400,000          400,000
    Leasehold improvements                           73,064           73,394
    Autos and trucks                                205,370          205,370
                                                 ----------       ----------
                                                    912,289          910,008
    Less accumulated depreciation                   373,810          334,019
                                                 ----------       ----------
                                                    538,479          575,989
                                                 ----------       ----------

  Other assets, net                                 104,332              301
                                                 ----------       ----------

    Total Assets                                    705,345          700,313
                                                 ==========       ==========


LIABILITIES

  Accounts payable                                  815,880          748,680
  Accrued wages                                      79,644           79,645
  Billings in excess of costs & estimated
    earnings on uncompleted contracts                66,569                -
  Taxes payable                                     442,156          369,425
  Notes payable                                   2,709,133        2,590,121
  Other liabilities                                 150,000                -
                                                 ----------       ----------

    Total Liabilities                             4,263,382        3,787,871
                                                 ----------       ----------

EQUITY

  Preferred stock, $.001 par value; 10,000,000
    authorized shares; none issued                        -                -
  Common stock, $.001 par value; 40,000,000
    authorized shares; 4,218,297 and 3,364,311
    issued and outstanding at June 30, 2001
    and December 31, 2000, respectively               4,218            3,364
  Paid-in-capital                                 3,137,202        2,268,281
  Retained earnings (deficit)                    (6,699,457)      (5,359,203)
                                                 ----------       ----------

    Total Equity                                 (3,558,037)      (3,087,558)
                                                 ----------       ----------

    Total Liabilities & Equity                      705,345          700,313
                                                 ==========       ==========

                       See Notes to Financial Statements.

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                    ------------------     ----------------
                                    JUNE 30    JULY 31    JUNE 30     JULY 31
                                     2001       2000       2001        2000
                                     ----       ----       ----        ----
Contract revenues earned             43,215    111,544      71,920     662,654
Cost of revenues earned              43,049     81,733      67,448     602,035
                                   --------   --------    --------   ---------

Gross profit                            166     29,811       4,472      60,619

General & administrative expenses   880,369    528,563   1,362,933   1,272,051
                                   --------   --------   ---------   ---------

Income (Loss) from operations      (880,203)  (498,752) (1,358,461) (1,211,432)

Other income                          7,869     16,426      18,207      42,132
                                   --------   --------  ----------  ----------

Income (Loss) before taxes         (872,334)  (482,326) (1,340,254) (1,169,300)

Provision for income taxes                -          -           -           -
                                   --------   --------  ----------  ----------

Net Income (Loss)                  (872,334)  (482,326) (1,340,254) (1,169,300)
                                   ========   ========  ==========  ==========

Net Income (Loss) per common share    (0.21)     (0.15)      (0.32)      (0.36)
                                   ========   ========  ==========  ==========

                       See Notes to Financial Statements.

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                    ------------------     ----------------
                                    JUNE 30    JULY 31    JUNE 30     JULY 31
                                     2001       2000       2001        2000
                                     ----       ----       ----        ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:

  Net income (loss)                  (872,334) (482,326) (1,340,254) (1,169,300)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation                     19,896    25,549      40,092      52,502
      Loss on disposal of
        fixed assets                        -      (207)          -       1,828
      Decrease (increase) in
        contract receivables          (12,342)   (9,984)     23,123      62,510
      Decrease (increase) in
        inventory                           -    18,217      30,528     183,949
      Decrease (increase) in
        other assets/receivables     (104,332)   (6,098)   (104,332)    243,156
      Net increase (decrease) in
        billings related to costs
        and estimated earning  on
        uncompleted contracts          83,664    (9,193)     74,409    (174,633)
      Increase (decrease) in
        accounts payable               (4,534)  (67,187)     67,200     (16,348)
      Increase (decrease) in
        common stock                        -    89,143           -      89,143
      Increase (decrease) in other
        accrued liabilities           173,882   107,315     314,051     152,581
                                   ----------  --------  ----------  ----------
          Net cash provided by
            operating activities     (716,100) (334,771)   (895,183)   (574,612)
                                   ----------  --------  ----------  ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Sale of equipment                       330       900         330         900
  Acquisition of equipment             (2,611)   (2,733)     (2,611)     (7,214)
                                   ----------  --------  ----------  ----------
    Net cash used in investing
      Activities                       (2,281)   (1,833)     (2,281)     (6,314)
                                   ----------  --------  ----------  ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Principle payments on
    notes payable                  (1,323,163) (693,532) (1,341,519) (1,101,056)
  New borrowings                    1,302,544   750,792   1,369,210   1,398,064
  Sale of stock                       739,000   300,000     869,775     300,000
                                   ----------  --------  ----------  ----------
    Net cash used in
      financing activities            718,381   357,260     897,466     597,008
                                   ----------  --------  ----------  ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      -    20,656           2      16,082

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                         2   121,615          67     126,189
                                   ----------  --------  ----------  ----------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                               2   142,271          69     142,271
                                   ==========  ========  ==========  ==========

                       See Notes to Financial Statements.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  1:     NATURE  OF  OPERATIONS  AND  SUMMARY  OF  SIGNIFICANT
                    ACCOUNTING  POLICIES

NATURE  OF  OPERATIONS
----------------------

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

REVENUE  RECOGNITION
--------------------

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

COST  RECOGNITION
-----------------

     Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor, supplies, and tool costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, including those arising from contract penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

USE  OF  ESTIMATES
------------------

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

INCOME  TAXES
-------------

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


NOTE  2:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED
             CONTRACTS




                                                                           JUNE 30,   DECEMBER 31,
                                                                             2001         2000
                                                                          ----------  -------------
Costs incurred on uncompleted contracts                                   $  74,112   $       6,664
Estimated earnings                                                            5,648           1,176
                                                                          ----------  -------------
                                                                             79,761           7,840
Billings to date                                                            146,329
                                                                          ----------  -------------

                                                                          $ (66,569)  $       7,840
                                                                          ==========  =============

Included in the accompanying balance sheet under the following captions:
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                                 $ (66,569)
                                                                          ==========
    Costs in excess of billings and estimated
        earnings on uncompleted contracts                                             $       7,840
                                                                                      =============

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  3:     NOTES  PAYABLE





                                                                                                        JUNE 30,      DECEMBER 31,
                                                                                                         2001            2000
                                                                                                      -----------   -------------

Unsecured notes payable, due on demand,
     at 6% to 10%                                                                                     $  234,611   $    187,111
Notes payable to banks, collateralized by
     equipment, due in monthly installments plus
     interest through September 2002,
     at 9.25%                                                                                            41,192          56,010
Unsecured line of credit, at 16.5%                                                                       27,913          30,946
Line of credit, secured by factored accounts
     receivable, accounts receivable, contracts
     receivable, inventory and fixed assets, due
     December 2000 and June 2001, at 12%                                                                              1,051,950
Note payable, collateralized by 750,692 shares of
     Company stock owned by two officers and
     additional real estate owned by one officer, due
     November 2001, at 8.0%                                                                             250,830         250,830
Note payable, collateralized by contracts receivable
     and accounts receivable, due March 2001, at
     10.5%                                                                                               50,135          50,135
Note payable, collateralized by accounts
     receivable, due in monthly installments plus
     interest through March 2003, at 11%                                                                 16,072          19,880
Unsecured notes payable to company officers, due
     March 2001, at 8%                                                                                  119,232         107,565
Note payable, collateralized by 8,300 shares of
     Emerson Electric stock owned by a Company
     shareholder, due September 2001, at 10.5%                                                          395,100         395,100
Notes payable, building and land, due in monthly
     installments plus interest through October 2013,
     at 9%                                                                                              363,136         372,716
Notes payable, collateralized by accounts
     receivable, quarterly interest due through June
     2002, then due in 48 monthly installments plus
     interest beginning in July 2002 and ending in
     June 2006, at 7.0%                                                                               1,051,713               0
                                                                                                     -----------  -------------
                                                                                                      2,549,934       2,522,243
Accrued interest                                                                                        159,199          67,878
                                                                                                     -----------  -------------

                                                                                                     $2,709,133   $   2,590,121
                                                                                                     ===========  =============


                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  3:     NOTES  PAYABLE  (Continued)

Aggregate annual maturities of debt at June 30, 2001, listed by fiscal year-end are as follows:


2001                                              $1,123,994
2002                                                 161,063
2003                                                 264,173
2004                                                 283,546
2005                                                 304,260
Thereafter                                           412,899
                                                  ----------

                                                   2,549,934
                                                 ===========

NOTE  4:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:





                        JUNE 30,                           DECEMBER 31,
                          2001                                2000
                        ---------                         -------------
Buildings               $  55,000                      $      45,000
Vehicles                  141,748                            130,066
Equipment                 135,194                            122,320
Furniture                  19,274                             17,338
Leasehold improvements     22,594                             19,295
                        ---------                      -------------

                        $ 373,810                      $     334,019
                        =========                      =============

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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES  (Continued)

      There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

      A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:





                                                           JUNE 30,    DECEMBER 31,
                                                            2001          2000
                                                         ----------  --------------
Computed at the statutory rate of 34%                    $(455,686)  $    (684,503)
Increase in tax resulting from:
     Net operating loss carryforward                       455,686         684,503
                                                         ----------  --------------

                                                         $       0   $           0
                                                         ==========  ==============

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


NOTE  7:     BACKLOG

      The following schedule summarizes changes in backlog on contracts during the periods ended June 30, 2001 and December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  7:     BACKLOG  (Continued)




                                                    JUNE 30,      DECEMBER 31,
                                                     2001            2000
                                                 ---------  -------------------
Backlog, beginning of period                     $  27,454  $           403,267
New contracts during the period                    526,241              793,129
Contract adjustments                                 6,034             (165,383)
                                                 ---------             ---------
                                                   559,729            1,031,013

Less contract revenues earned during the period     71,920            1,003,559
                                                 ---------  -------------------

Backlog, end of period. . . . . . . . . . . . .  $ 487,809  $            27,454
                                                 =========  ===================

NOTE  8:     PENDING  ACQUISITION

     TechLite, Inc. has entered into an agreement to purchase all of the capital stock of Sun & Sun Industries, Huntington Beach, California for cash and shares of TechLite, Inc. common stock. Sun & Sun Industries provides design and installation of energy-efficient and EPA-compliant lighting systems for ESCO's (Energy Service Companies) and power utility customers in the commercial, retail, education, hospital, municipal and federal markets. As of June 30, 2001, the execution of the purchase agreement is pending.

NOTE  9:     CONTINGENCIES

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


NOTE  10:    CHANGE  IN  FINANCIAL  REPORTING  YEAR

     The Board of Directors changed the Company's fiscal year-end from January 31 to December 31. These financial statements have been prepared to reflect the Company's financial activities for the eleven month period February 1, 2000 to December 31, 2000 and the six months ended June 30, 2001 and July 31, 2000. There should be no material difference in comparing the six months ended June 30, 2001 to the six months ended July 31, 2000 versus comparing the six months ended June 30, 2001 to the six months ended June 31, 2000.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE  11:    OTHER  ASSETS  AND  OTHER  LIABILITIES

     Other assets of $104,332 at June 30, 2001, represents money owed the company from individuals who were issued stock, as of June 30, 2001, but had not yet paid for the stock. Other liabilities of $150,000, at June 30, 2001, represents money received from individuals purchasing new shares of stock, however, as of the June 30, 2001, their stock had not been issued.


NOTE  12:    SUBSEQUENT  EVENTS

     The financial statements currently reflect $442,156 of taxes payable. This includes payroll and sales taxes due to various states and the Internal Revenue Service. During July 2001, approximately $413,000 of the taxes payable was paid to the Internal Revenue Service and various states.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Note: In October 2000, TechLite's fiscal year-end was changed from January 31 to December 31. The comparison below of the results of operations for the second quarter of fiscal year 2001 with the previous fiscal year's second quarter compares the period April through June of 2001 with the period May through July of 2000. Similarly, the comparison below of the results of operations for the first half of fiscal year 2001 with the previous year's first half compares the period January through June of 2001 with February through July of 2000. While these periods are not the same periods of a year, TechLite's management avers that the comparison made below would not be materially different from a comparison of the identical periods of the two years.

     Results  of  Operations  - Second Quarter of Fiscal 2001 Compared to Second
--------------------------------------------------------------------------------
Quarter  of  Previous  Fiscal  Year
-----------------------------------

     Our revenues of $43,215 for the quarter ended June 30, 2001 (Q2 2001) fell by $68,329 or 61.3 percent from revenues of $111,544 for the quarter ended July 31, 2000 (Q2 2000). This reduction was due primarily to management's having devoted its attention and efforts to acquiring other companies in the same industry. We did, however, obtain $524,987 in new business during the second quarter of 2001.

     General and administrative expenses for Q2 2001 were $880,369, or better than 20 times revenues, compared with general and administrative expenses of $528,563, or 4.7 times revenues, for the previous fiscal year's second quarter. The increase of $351,806 in general and administrative expenses was due primarily to the issuance of stock for personal services rendered (personal guarantees) in connection with our refinancing notes payable exceeding $1.3 million.

     We had a net loss of $872,334 for Q2 2001 compared to net loss of $482,326 for the previous fiscal year's second quarter. However, at the end of Q2 2001 our backlog of business was $487,809.

     Results of Operations - First Half of Fiscal 2001 Compared to First Half of
     ---------------------------------------------------------------------------
Previous  Fiscal  Year
----------------------

     Our revenues of $71,920 for the first half of fiscal year 2001 fell by $590,734, or 89 percent, from revenues of $662,654 during the first half of fiscal year 2000. This reduction was due primarily to management's having devoted its attention and efforts during the first half of FY 2001 to acquiring other companies in the same industry.

     General  and  administrative  expenses  for  the first half of FY 2001 were
$1,362,933, or almost 20 times revenues, compared with general and administrative expenses of $1,272,051 for the first half of FY 2000, or almost two times revenues. The increase of $90,882 in general and administrative expenses was due primarily to the issuance of stock for personal services rendered (personal guarantees) in connection with our refinancing notes payable exceeding $1.3 million.

     We had a net loss from operations of $1,358,461 during the first half of FY 2001, an increase of $147,029, or 12 percent, over a net loss from operations of $1,211,432 during the first half of FY 2000. Our total net loss of $1,340,254 for the first half of FY 2001 exceeded a net loss of $1,169,300 for the first half of FY 2000, an increase of 14.6 percent.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our net loss of $872,334 for Q2 2001 from operations represented severe negative cash flow. We covered this through an increase of $173,882 in other accrued liabilities and sales of common stock of $739,000. For the first six months of FY 2001, we covered our loss of $1,340,254 through an increase in other accrued liabilities of $314,051 and sales of stock of $869,775.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

(A)  Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

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

Dated:  August  20,  2001               TECHLITE,  INC.


                                     By:/s/J.D.  Arvidson
                                        ------------------------
                                        J.D.  Arvidson
                                        Chief  Executive  Officer