Form 10-Q
period 2001-09-30
TECHLITE INC
filed 2001-11-19
CIK 1060443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

      [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

      For the transition period from                   to
                                     -----------------    -----------------


                                 TECHLITE, INC.
        (Exact name of small business issuer as specified in its charter)

                        Commission file Number: 333-68071

                        State of Incorporation: Oklahoma
                   IRS Employer Identification No.: 73-1522114

                         6106 East 32nd Place, Suite 101
                              Tulsa Oklahoma 74135
                                 (918) 664-1441
               --------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


          Indicated by check mark whether any registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the proceeding twelve months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days. Yes [X] no [ ]

          As of September 30th, 2001, there were 4,467,422 shares of the registrant's common stock, par value $0.001 per share, outstanding

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                 TECHLITE, INC.
                                 BALANCE SHEETS
               AS OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                    THE ELEVEN MONTHS ENDED DECEMBER 31, 2000

                                                               SEPT. 30, 2001    DECEMBER 31, 2000
                                                                (UNAUDITED)         (AUDITED)
                                                               --------------    -----------------
ASSETS
      Cash                                                             61,298                67
      Accounts receivable, net                                        292,138            80,222
      Inventory                                                         5,366            35,894
      Costs in excess of billings & estimated
          earnings on uncompleted contracts                                --             7,840
      Property & equipment
          Equipment                                                   200,218           197,607
          Furniture and fixtures                                       33,637            33,637
          Building and land                                           400,000           400,000
          Leasehold improvements                                       73,064            73,394
          Autos and trucks                                            205,370           205,370
                                                               --------------    --------------
                                                                      912,289           910,008
          Less accumulated depreciation                               393,705           334,019
                                                               --------------    --------------
                                                                      518,584           575,989
                                                               --------------    --------------

      Other assets, net                                                66,125               301
                                                               --------------    --------------

          Total Assets                                                943,511           700,313
                                                               ==============    ==============


LIABILITIES

      Accounts payable                                                933,179           748,680
      Accrued wages                                                    79,644            79,645
      Billings in excess of costs & estimated
          earnings on uncompleted contracts                           237,419                --
      Taxes payable                                                   136,296           369,425
      Notes payable                                                 2,708,531         2,590,121
      Other liabilities                                               664,210                --
                                                               --------------    --------------

          Total Liabilities                                         4,759,279         3,787,871
                                                               --------------    --------------

EQUITY

      Preferred stock, $.001 par value; 10,000,000
          authorized shares; none issued                                   --                --
      Common stock, $.001 par value; 40,000,000
          authorized shares; 4,467,422 and 3,364,311
          issued and outstanding at September 30,
          2001 and December 31, 2000, respectively                      4,468             3,364
      Paid-in-capital                                               3,448,359         2,268,281
      Retained earnings (deficit)                                  (7,268,595)       (5,359,203)
                                                               --------------    --------------

          Total Equity                                             (3,815,768)       (3,087,558)
                                                               --------------    --------------

          Total Liabilities & Equity                                  943,511           700,313
                                                               ==============    ==============


See Notes to Financial Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                              THREE             TWO           NINE            EIGHT
                                                   MONTHS ENDED                    MONTHS ENDED
                                           ----------------------------    ----------------------------
                                             SEPT. 30        SEPT. 30        SEPT. 30       SEPT. 30
                                               2001            2000           2001            2000
                                           ------------    ------------    ------------    ------------
Contract revenues earned                        294,045         164,691         365,965         827,345
Cost of revenues earned                         205,732         104,425         273,180         706,460
                                           ------------    ------------    ------------    ------------

Gross profit                                     88,313          60,266          92,785         120,885

General & administrative expenses               664,799         283,208       2,027,732       1,555,259
                                           ------------    ------------    ------------    ------------

Income (Loss) from operations                  (576,486)       (222,942)     (1,934,947)     (1,434,374)

Other income                                      7,348           5,574          25,555          47,706
                                           ------------    ------------    ------------    ------------

Income (Loss) before taxes                     (569,138)       (217,368)     (1,909,392)     (1,386,668)

Provision for income taxes                           --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Income (Loss)                              (569,138)       (217,368)     (1,909,392)     (1,386,668)
                                           ============    ============    ============    ============

Net Income (Loss) per common share                (0.13)          (0.07)          (0.43)          (0.43)
                                           ============    ============    ============    ============



See Notes to Financial Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE               TWO                NINE               EIGHT
                                                                    MONTHS ENDED                          MONTHS ENDED
                                                          ----------------------------------    ----------------------------------
                                                             SEPT. 30           SEPT. 30           SEPT. 30            SEPT. 30
                                                               2001               2000               2001                2000
                                                          ---------------    ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           (569,138)          (217,368)        (1,909,392)        (1,386,668)
     Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation                                                  19,895             18,871             59,987             71,373
     Loss on disposal of fixed assets                                  --                 --                 --              1,828
     Decrease (increase) in contract receivables                 (235,039)          (120,588)          (211,916)           (58,078)
     Decrease (increase) in inventory                                  --                634             30,528            184,583
     Decrease (increase) in other assets/receivables               38,207               (902)           (66,125)           242,254
     Net increase (decrease) in billings related to
        costs and estimated earnings on
        uncompleted contracts                                     170,850             44,970            245,259           (129,663)
     Increase (decrease) in accounts payable                      117,299            134,401            184,499            118,053
     Increase (decrease) in common stock                               --                 --                 --             89,143
     Increase (decrease) in other accrued liabilities             154,259            277,764            468,310            430,345
                                                          ---------------    ---------------    ---------------    ---------------
          Net cash provided by operating activities              (303,667)           137,782         (1,198,850)          (436,830)
                                                          ---------------    ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of equipment                                                 --                 --                330                900
     Acquisition of equipment                                          --             (2,900)            (2,611)           (10,114)
                                                          ---------------    ---------------    ---------------    ---------------
          Net cash used in investing activities                        --             (2,900)            (2,281)            (9,214)
                                                          ---------------    ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable                         (101,546)        (1,002,614)        (1,443,065)        (2,103,670)
     New borrowings                                               155,035            772,157          1,524,245          2,170,221
     Sale of stock                                                311,407                 --          1,181,182            300,000
                                                          ---------------    ---------------    ---------------    ---------------
          Net cash used in financing activities                   364,896           (230,457)         1,262,362            366,551
                                                          ---------------    ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                               61,229            (95,575)            61,231            (79,493)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                    69            142,271                 67            126,189
                                                          ---------------    ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                      61,298             46,696             61,298             46,696
                                                          ===============    ===============    ===============    ===============


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


NOTE 2: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS


                                                       SEPT. 30,      DECEMBER 31,
                                                         2001             2000
                                                      ------------    ------------
Costs incurred on uncompleted contracts               $    273,180    $      6,664
Estimated earnings                                          92,785           1,176
                                                      ------------    ------------
                                                           365,965           7,840
Billings to date                                           611,224
                                                      ------------    ------------

                                                      $   (237,419)   $      7,840
                                                      ============    ============

Included in the accompanying balance sheet
under the following captions:
    Billings in excess of costs and estimated
        earnings on uncompleted contracts             $   (237,419)
                                                      ============
    Costs in excess of billings and estimated
        earnings on uncompleted contracts                             $      7,840
                                                                      ============

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3: NOTES PAYABLE


                                                                  SEPT. 30,      DECEMBER 31,
                                                                    2001            2000
                                                                -------------   -------------
Unsecured notes payable, due on demand,
     at 6% to 10%                                               $     232,822   $     187,111
Notes payable to banks, collateralized by
equipment, due in monthly installments plus interest
through September 2002,
     at 9.25%                                                          34,454          56,010
Unsecured line of credit, at 16.5%                                     27,913          30,946
Line of credit, secured by accounts receivable                                      1,051,950
Note payable, collateralized by 750,692 shares of Company
     stock owned by two officers and additional real
     estate owned by one officer, due November 2001, at 8.0%
                                                                      250,830         250,830
Note payable, collateralized by contracts
     receivable                                                                        50,135
Note payable, collateralized by accounts
     receivable                                                                        19,880
Unsecured notes payable to company officers, due
     March 2001, at 8%                                                119,232         107,565
Note payable, collateralized by 8,300 shares of Emerson
     Electric stock owned by a Company shareholder, due
     September 2001, at 10.5%                                         395,100         395,100
Notes payable, building and land, due in monthly
     installments plus interest through October 2013,
     at 9%                                                            363,136         372,716
Note payable, collateralized by Company stock,
     real estate and vehicles, due July 2006, at 8.75%                147,748
Notes payable, collateralized by accounts
     receivable, quarterly interest due through June 2002, then due in 48 monthly installments plus interest beginning in
     July 2002 and ending in June 2006, at 7.0%
                                                                    1,032,188               0
                                                                -------------   -------------
                                                                    2,603,423       2,522,243
Accrued interest                                                      105,108          67,878
                                                                -------------   -------------

                                                                $   2,708,531   $   2,590,121
                                                                =============   =============

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3: NOTES PAYABLE (Continued)

Aggregate annual maturities of debt at September 30, 2001, listed by fiscal year-end are as follows:

                        2001                              $   1,067,161
                        2002                                    179,711
                        2003                                    292,531
                        2004                                    314,663
                        2005                                    338,663
                  Thereafter                                    411,146
                                                          -------------
                                                          $   2,603,423
                                                          =============


NOTE 4: PROPERTY AND EQUIPMENT

         Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                   SEPT. 30,      DECEMBER 31,
                                                     2001             2000
                                                 -------------   -------------
Buildings                                        $      60,000   $      45,000
Vehicles                                               147,589         130,066
Equipment                                              141,631         122,320
Furniture                                               20,242          17,338
Leasehold improvements                                  24,243          19,295
                                                 -------------   -------------

                                                 $     393,705   $     334,019
                                                 =============   =============




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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5: INCOME TAXES AND DEFERRED INCOME TAXES (Continued)

         There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

         A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                   SEPT. 30,       DECEMBER 31,
                                                     2001             2000
                                                 -------------    -------------
Computed at the statutory rate of 34%            $    (649,193)   $    (684,503)
Increase in tax resulting from:
     Net operating loss carryforward                   649,193          684,503
                                                 -------------    -------------

                                                 $           0    $           0
                                                 =============    =============



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


NOTE 7: BACKLOG

         The following schedule summarizes changes in backlog on contracts during the periods ended September 30, 2001 and December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7: BACKLOG (Continued)

                                                       SEPT. 30,       DECEMBER 31,
                                                         2001             2000
                                                     -------------    -------------
Backlog, beginning of period                         $      27,454    $     403,267
New contracts during the period                            874,349          793,129
Contract adjustments                                        (9,494)        (165,383)
                                                     -------------    -------------
                                                           892,309        1,031,013
Less contract revenues earned during the period            365,965        1,003,559
                                                     -------------    -------------

Backlog, end of period                               $     526,344    $      27,454
                                                     =============    =============




NOTE 8: CONTINGENCIES

         The Company is a defendant in, and is threatened with, various legal proceedings with respect to certain vendor creditors. Management believes the ultimate liability, to the extent not provided for in the amounts currently recorded as liabilities in the financial statements, are not likely to have a material effect on the financial statements taken as a whole.


NOTE 9: CHANGE IN FINANCIAL REPORTING YEAR

         The Board of Directors changed the Company's fiscal year-end from January 31 to December 31. These financial statements have been prepared to reflect the Company's financial activities for the eleven month period February 1, 2000 to December 31, 2000 and the nine months ended September 30, 2001 and the eight month period ended September 30, 2000. There should be no material difference in comparing the nine months ended September 30, 2001 to the eight months ended September 30, 2000 versus comparing the nine months ended September 30, 2001 to the nine months ended October 31, 2000.

NOTE 10: OTHER ASSETS AND OTHER LIABILITIES

         Other assets of $66,125 at September 30, 2001, represents $50,875 owed the company from individuals who were issued stock as of September 30, 2001, but had not yet paid for the stock, and $15,250 of advances to employees. Other liabilities of $664,210, at September 30, 2001, represents money received from individuals purchasing new shares of stock, however, as of the September 30, 2001, their stock had not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - Third Quarter of Fiscal 2001 Compared to Two months ended September 30, 2000.

      Our revenues of $294,045 for the quarter ended September 30, 2001 (Q3
2001) increased by $129,354, from revenues of $164,691 for the two-month period ended September 30, 2000 (shortened Q3 2000, due to our change in fiscal year reporting from January 31 to December 31). This increase was due primarily to management having devoted more attention and efforts to building and expanding core business sales and operations. We were able to secure $874,349 in new business during the third quarter of 2001.

      Our gross margin of $88,313, or 30 percent of sales, during Q3 decreased from gross margin of 33.6 percent of sales during the shortened Q3 2000.

      General and administrative expenses for Q3 2001 were $664,799, or 226 percent of sales, compared with general and administrative expenses of $283,208, or 172 percent of sales, for the shortened Q3 of 2000. The increase in general and administrative expenses was due to primarily management having devoted its attention and efforts during the first half of FY 2001 to acquiring other companies in the same industry.

      We had a net loss of $569,138 for Q3 2001 compared to net loss of $217,368 for shortened Q3 2000. This increase was due to the significant increase in general and administrative expenses during Q3 2001.

Results of Operations - First Three Quarters of Fiscal 2001 Compared to First Eight months of fiscal 2000

      Our revenues of $365,965 for the first three quarters of fiscal year 2001 were down by $461,380 from revenues of $827,345 during the first eight months of fiscal year 2000. This reduction was due primarily to management's having devoted its attention and efforts during the first half of FY 2001 to acquiring other companies in the same industry.

      Our gross margin of $92,785 or 25.4 percent of sales, during Q3 2001 compared favorably to a gross margin of $120,885, or 14.6 percent of sales for the eight months ended September 30, 2000.

      Sales, general and administrative expenses for first three quarters of FY 2001 were $2,027,732, or 5.5 times sales, compared with general and administrative expenses of $1,555,259, or 1.9 times sales, for the first eight months in FY 2000. The increase of in sales, general and administrative expenses was due primarily to management's having devoted its attention and efforts during the first half of FY 2001 to acquiring other companies in the same industry.

  Liquidity and Capital Reserves

     Our net loss of $569,138 for Q3 2001 from operations represented negative cash flow. We covered this through sales of common stock ($311,407), net borrowings of $53,489, and increases in accounts payable of $117,299 and increases of other accrued liabilities of $154,259.

Outlook

     This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

     We remain optimistic about the future at TechLite. We continue to develop a national presence through targeted working alliances, working partnerships, and continue to look for acquisitions of similar companies in our business that would enhance our competitive and financial position. This will continue to allow TechLite and our affiliates to offer a national presence to companies and corporations that reach beyond the geographical territories of each affiliate individually.

     We are also currently developing and pursuing new strategic sales and marketing opportunities with synergistic companies that can utilize our existing client base. It will also allow us to offer more related services to the same client, which will continue to diversify and broaden the company's revenues.

                          PART II -- OTHER INFORMATION

                  ITEM 1.   LEGAL PROCEEDINGS

On August 9, 2001, TechLite, Inc. and its president, Jim Arvidson, were sued for $125,000 in R. Stuart Snyder v. Capital Growth Communication, et al., Case No. 01CC10335, Superior Court for Orange County, California. The plaintiff alleges that the defendants represented to him that they would sell him 100,000 shares of freely-tradable common stock of TechLite for $125,000, that he paid $125,000 to TechLite but that TechLite never transferred to him the 100,000 shares of stock and refused to return to him the $125,000 he paid for the stock.

         In Broken Arrow Electric Supply, Inc. v. TechLite, Inc., Case No. CJ 2000-4842, District Court of Tulsa County, Oklahoma, the plaintiff - now a judgment creditor - instituted garnishment proceedings against TechLite's bank accounts on November 1, 2001 to collect its $137,080 judgment, post-judgment interest and court costs.

       ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

         The following exhibits are filed, by incorporation by reference, as part of this Form 10- QSB

       (a)     EXHIBITS

                  2        - Agreement of merger of October 16, 1998, between
                             TechLite, Inc. and TechLite Applied Sciences, Inc.*

                  3.1      - Articles of Incorporation of TechLite, Inc.*

                  3.2      - Bylaws of TechLite, Inc.*

                  10.1     - 1998 stock Option Plan adopted by TechLite, Inc.*

                  *        Previously filed with Form S-4, Commission File N.
                           333-68137; incorporated herein

       (b)     REPORTS ON FORM 8-K.

               None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TechLite, Inc.
Date November 19, 2001
                                               /s/ J.D. Arvidson
                                        By
                                           -----------------------------
                                           J. D. Arvidson