Form 10KSB
period 2001-12-31
TECHLITE INC
filed 2002-04-15
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-48675

                                 TECHLITE, INC.
                 (Name of small business issuer in its charter)

         Oklahoma                                           73-1522114
--------------------------                         -----------------------------
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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $805,928.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,043,354 computed by reference to the $0.20 average of the bid and asked price of the Company's Common Stock on March 20, 2002.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,390,755 shares of Common
Stock,  $0.001  par  value,  as  of  March  29,  2002.

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

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Item  1.  Description  of  Business                                            5

          Business  Development                                                5
          Description  of  TechLite's  Business                                5
          Electric  Power  Shortages  and  Lighting  Costs                     5
          Market  of  Decade  and  the  EPA                                    6
          The  Market                                                          6
          No  Out  of  Pocket  Expense                                         7
          Major  Current  Events                                               7
          The  Utility  Companies'  ESCO  Impact                               8
          Independent  Lighting  Retrofit  Companies                           8
          Business  Plan  Summary                                              8
          TechLite  Marketing                                                  9
          Business  Approach                                                   9
          Financial  Considerations                                            9
          Venue  of  Sales                                                    10
          Patents,  Copyrights  and  Intellectual  Property                   10
          Competition                                                         10
          Government  Approval  of  Principal  Products                       11
          Government  Regulations                                             11
          Seasonality                                                         11
          Research  and Development                                           11
          Environmental  Controls                                             11
          Number  of  Employees                                               11
          Intellectual  Property                                              11

Item  2.  Properties                                                          11

          Facilities                                                          11

Item  3.  Legal  Proceedings                                                  12

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         12

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters     12

Item  6.  Management's  Discussion  and  Analysis                             14

          Results of Operations                                               15
          Sales                                                               15
          Gross  Margin                                                       15
          Selling,  General  and  Administrative  Expenses                    15
          Net Income (Loss) Before Taxes                                      16
          Balance  Sheet  Items                                               16
          Liquidity  and  Capital  Resources                                  16

Item  7.  Financial  Statements                                               17

Item  8.  Changes in and Disagreements with Accountants on Accounting
          and  Financial  Disclosure                                          32

Item  9.  Directors,  Executive  Officers,  Promoters  and
          Control Persons; Compliance with Section 16(a) of
          the  Exchange  Act                                                  32

Item 10.  Executive  Compensation                                             33

Item 11.  Security  Ownership  of  Certain  Beneficial
          Owners and Management                                               34

Item  12.  Certain  Relationships  and  Related  Transactions                 34

Item  13.  Exhibits  and  Reports  on  Form  8-K                              34

Signatures                                                                    36

ITEM     1.     DESCRIPTION  OF  BUSINESS

     BUSINESS  DEVELOPMENT

     TechLite, Inc. was incorporated in Oklahoma on June 3, 1997, for the purpose of merging with TechLite Applied Sciences, Inc. of Tulsa, Oklahoma, becoming a publicly traded company, and expanding its business. On October 21, 1999 the merger was completed. The historical financial statements of TechLite are those of TechLite Applied Sciences, Inc., which was incorporated in Oklahoma on November 9, 1992.

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

     Our business strategy is for TechLite to increase its business in the expanding energy-efficient lighting-retrofit and energy-services industry. We will do this primarily through the development of regional offices and through acquisitions of comparable and strategically placed companies now operating in our industry. One of our goals is to provide a national footprint for our products and services.

                       DESCRIPTION OF TECHLITE'S BUSINESS
                       ----------------------------------

Electric  Power  Shortages  and  Lighting  Costs
------------------------------------------------

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

     Power  shortages  are   a  reality  today.   Higher  utility  prices  loom.
Energy-efficient lighting can help commercial consumers cope with shortages and higher prices by significantly reducing their electrical consumption.

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

Market  of  Decade  and  the  EPA
---------------------------------

     The magazine, "Electrical Contractor" calls the lighting retrofit business "The Market of the Decade" and points out that this market has been opened not only by the usual market forces, but also by the direct action of the U.S. Government. In effect, the government has concluded that energy-efficient lighting is so important that it should be done in every possible location.

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

     The EPA has reported that, with broad corporate participation, the nation's government and business community could save $19 billion on its annual lighting bills and reduce air pollution from electric power generation by a full 10 percent. In carbon dioxide emissions, that is equivalent to taking 42 million cars - or one-third of the nation's autos - off the road.

The  Market
-----------

     Current estimates indicate there are approximately 3 billion light fixtures nationwide that will benefit from energy efficient lighting retrofits. The U.S. Department of Energy estimates that illuminated floor space in United States' commercial buildings alone (that have standard fluorescent and incandescent lights) equals 27.47 billion sq. ft. Since the study was conducted in 1992, it is estimated that less than twenty-five percent of these fixtures have been retrofitted. We estimate that potential revenues from the commercial building sector exceeds $11 billion.

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

No  Out  of  Pocket  Expense
----------------------------

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

Major  Current  Events
----------------------

     To date, the energy efficient lighting and electrical retrofit industry is driven by five major events.

-    Energy  shortages.   America  is  running  short  of electricity.  A recent
     article in the Wall Street Journal lists areas of the U.S. that are already experiencing shortages of electric power with the shortage of power expected to increase over the next 10 years. Shortages and higher prices of electricity help drive the increasing demand for conversion to energy efficient products.

- The development of new lighting components and retrofit products that are adaptable for existing fluorescent light fixtures that increase fixture efficiency, produce more and better light and reduce energy costs up to 60 percent.

- The Environmental Protection Agency's (EPA) Energy Star Emission Reduction Program.

- The National Energy Act requires the elimination of many inefficient lighting products currently being used. These programs encourage American business to install more efficient lighting products in the work place.

-    Deregulation  of  electricity.   With  deregulation, nationwide competition
     between utility companies for billions of dollars of electrical supply contracts and bundled services (including energy efficient lighting retrofits) is underway in 20 states to date.

The  Utility  Companies'  ESCO  Impact
--------------------------------------

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

     In order to deliver the promised "bundled services", the ESCOs primarily utilize subcontracted service providers to perform the installation, so they must look for qualified and dependable subcontractors.

     In addition, many commercial properties are owned by large public corporations or real estate investment trusts. These entities are earnings driven; consequently they are aggressively pursuing ideas to reduce operating expenses. These public companies have real estate holdings throughout the United States, and are prime national accounts for energy-efficient retrofits.

Independent  Lighting  Retrofit  Companies
------------------------------------------

     To date, few retrofit companies have vertically integrated all the energy efficient lighting components (marketing, distribution, engineering, construction and service) on a nationwide basis. Certain cost efficiencies can be obtained through such vertical integration. With the exception of two or three large companies, the lighting retrofit industry is fragmented, consisting of small regional companies. These companies provide primarily contracting services direct to end users (property owners and managers) or ESCOs as subcontractors in their local areas.

Business  Plan  Summary
-----------------------

     TechLite offers private businesses, schools, government entities and ESCOs a complete, one-stop, turnkey Energy Efficient Lighting Upgrade Package.

     TechLite, Inc. now provides and will continue to provide its customers with the following services:

-    Comprehensive  energy  audit  reports  of  each building to be  retrofitted
-    Custom  design  engineering  to   maximize  fixture  efficiency  and energy
     savings  in  the  most  cost  effective  manner
-    Experienced  retrofit  management  and  installation  personnel

-    State-of-the-art  energy  efficient  lighting  fixtures  and  retrofit components
-    Third-party  project   funding  designed  so  energy  savings  exceed  the
     investment  repayment  schedule
-    Performance  bonding,  as  needed
-    EPA-approved  disposal  of  old  lamps  and  ballasts
- Service after the installation to insure the lighting upgrade operates according to design specifications
-    Lighting  maintenance  contracts for continued service after the retrofit.

Simple  Lighting  Retrofit  Example  Based  On  Square  Footage:

- Example Building: 350,000 sq. ft. with 2 x 4 lighting fixtures installed every 70 sq. ft. This equals 5,000 light fixtures.
- Assume an estimated electric rate of 7.5 cents kWh. Note: electric rates may vary from 5 cents to 14 cents per kWh depending on the state or region.
-    Assume  operating  hours  of  4,000  a  year.
- Note: Existing 2 x 4 lighting fixtures components are four 34 watt T-12 lamps and 2 magnetic ballasts (158 watt system).
- Install TechLite retrofit that provides equal light at 75 cents per square foot. Total upgrade investment = $262,500.
- Net energy savings equal 43 cents per sq. ft., which totals $150,000 savings per year.
- The capital recovery period for this retrofit investment is less than 1.8 years.

TechLite  Marketing
-------------------

     Our marketing efforts target work as a subcontractor for ESCOs as well as negotiated lighting projects directly with end-users.

Business  Approach
------------------

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

Financial  Considerations
-------------------------

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

     Our management has begun to better understand and plan for the forces of change that will drive the energy-efficient-services business during the deregulation of electricity and coming decade of electric supply-side shortages and increasing electric rates.

     TechLite has maintained a steady course to fully develop our management infrastructure, to train audit personnel and installation teams.

     Without question, the expansion development planning, deregulation and events in Florida diverted TechLite from the required sales volume to become profitable. In late 1999 and early 2000, approximately $10,000,000 of business committed in principle was postponed due in part to an incomplete sales performance by personnel TechLite placed in the Florida market. In fact, these salespeople attempted to secure this business for their own purposes.

Venue  of  Sales.
-----------------

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

     As of March 15, 2002, TechLite's South Central U.S. prospects that are either at construction, energy audit, or contract-ready stage total in excess of $15 million. No assurance can be given that the $15 million of prospects not under contract will result in contracts.

Patents,  Copyrights  and  Intellectual  Property.
--------------------------------------------------

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

Government  Approval  of  Principle  Products
---------------------------------------------

     All  TechLite  products  are  UL  approved.

Government  Regulations
-----------------------

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

Research  &  Development
------------------------

     TechLite is engaged in the custom design of energy efficient upgrades that maximize light levels and energy savings for each project.

Environmental  Controls
-----------------------

     In most cases, TechLite contracts include the disposal of hazardous materials (lamps and ballasts) to EPA- licensed disposal contractors.

Number  of  Employees
---------------------

     On  March  29,  2002,  TechLite  employed  18  persons  full  time.

Intellectual  Property
----------------------

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

ITEM     3.     LEGAL  PROCEEDINGS

     On September 7, 2000, in Civil Action CJ 2000 C4310 filed in the District Court of Tulsa County, Oklahoma, entitled Kriz-Davis Company vs. TechLite, Inc., et al, TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $51,561. This amount plus attorney fees and court costs are sought in the action. TechLite admits the validity of the claim and has reached a settlement agreement.

     On October 5, 2000, in Civil Action CJ 2000 04842 filed in the District Court of Tulsa County, Oklahoma, entitled Broken Arrow Electric Supply, Inc. vs. TechLite Applied Sciences, Inc. TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $142,863.39. This amount plus attorney fees and court costs are sought in the action. TechLite has reached a settlement with the plaintiff in the case.

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

                               High            Low
                               ----            ---
     2000:
            2nd  Qtr.          1.875           0.75
            3rd  Qtr.          4.3125          1.5
            4th  Qtr.          4.5             0.875

     2001:
            1st  Qtr.          2.625           0.75
            2nd  Qtr.          3.2             0.75
            3rd  Qtr.          1.88            0.36
            4th  Qtr.          0.36            0.31

Holders. Based on information provided by our transfer agent, the Company had 638 shareholders of record of its common stock on March 29, 2002.

Dividends. TechLite has paid no cash dividends since its inception, and it is unlikely that any cash dividend will be paid in the foreseeable future. There are no restrictions that would or are likely to limit the ability of the company to pay dividends on its Common Stock, but it has no plans to pay dividends in the foreseeable future and intends to use earnings for the expansion of its business. The declaration in the future of any cash or stock dividends will be at the discretion of the Board depending upon the earnings, capital requirements and financial position of the company, general economic conditions and other pertinent factors. There are no dividend restrictions held by any creditor or other agreement to which the company is a party.

     Recent Sales of Unregistered Securities. During 2001, TechLite sold the following shares of Common Stock to investors in offerings exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash or for services rendered. Each of the purchasers was personally known to the company and its directors prior to the offer made by the Company to sell such securities.

Date      Name of Purchaser          No. of Shares  Consideration (Cash unless otherwise indicated)
----      -----------------          -------------  -----------------------------------------------
05-29-01  Gary  Philip  Ball                 800      1,000.00
05-29-01  Richard  F.  Ball                  800      1,000.00
04-02-01  Civilla  Ball                    3,500      3,500.00
05-29-01  Christopher  Ball                  800      1,000.00
05-29-01  Deborah  C.  Ball  Bayless         800      1,000.00
01-23-01  Dennis  Bayless                  1,133      1,625.00
05-18-01  Daniel  Lee  Bayless             3,000      1,625.00
01-23-01  Daniel  Lee  Bayless             1,520      1,900.00
05-29-01  Belinda  G.  Bell  Bedell          800      1,000.00
06-06-01  George  R.  Boyett              40,000     50,000.00
07-10-01  Bill and Faune Conner, jtwros  235,000     valued  @1.25 per share or $293,750.00(1)
01-23-01  Dick  Ball  Trust                4,000      6,000.00
07-10-01  Ruth  Evans,  Trustee           10,000     12,500.00
06-20-01  Randy  Franklin                 10,000     12,500.00
04-02-01  Rex Frates                     200,000     valued @1.00 per share or $200,000.00(2)
04-02-01  Joe Frates                     125,000     valued @1.00 per share or $100,000.00(2)
01-23-01  Gary  Philip  Ball  Trust          833      1,250.00
06-26-01  Richard  Gladstone              15,000     18,750.00
06-20-01  Kenneth  E.  Holtvluwer         10,000     12,500.00
05-15-01  W.R.  Kelley                    20,000     20,000.00
05-29-01  Karen  R.  Ball  McKeever          800      1,000.00

06-14-01  Karen  R.  Ball  McKeever        8,000      5,000.00
03-07-01  Orsay  Groupe,  Inc.           150,000     valued  @0.80  per  share  or $120,000.00(1)
05-15-01  Dale  Patterson                 10,000     12,500.00
05-29-01  Lori  Dawn  Phillips               800      1,000.00
06-14-01  Richard  Ball  Trust            46,400     23,250.00
05-22-01  Dub Stover & Janet Stover       10,000     12,500.00
06-20-01  Frank  Swayze                   10,000     12,500.00
05-15-01  Tulco  Oil,  Inc.               40,000     50,000.00
05-22-01  Grace  Turnbow  Trust           15,000     15,000.00
06-20-01  Fred E. Wickman Family Trust    10,000     12,500.00
04-02-01  Jim  Arvidson                  100,000     valued @1.00 per share or $100,000.00(3)
05-10-01  Carl  Turnbow  Trust            15,000     15,000.00
07-12-01  21st  Century  Ventures          4,125     valued @1.25 per share or $5,156.25

(1)     Financial  public  relations.

(2) Guaranteed the repayment by the Company of new bank loans made to the Company.

(3)     Mortgaged  his  ranch  to  secure  a  new  bank  loan  to  the  Company.

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

     Without question, the expansion development work and events in Florida contributed to the poor sales performance by TechLite in the first three quarters of 2000. In the last quarter of 2000 and in 2001, TechLite implemented an extensive and comprehensive strategy to correct these problems and expand the market opportunities that exist today. Management has taken the following steps:

     -     Restructured  sales force with reliable, proven sales producers.

     -     Diversified  targeted  end  user  profile.

     -     Developed  new  marketing  alliances.

     -     Expanded  subcontracting  capability   for  the  ESCO  community  and
           increased  diversity  of  negotiated  projects.

     Results  of  operations.
     ------------------------

     In October 2000, TechLite changed its fiscal year-end from January 31 to December 31. Accordingly, the following information compares the eleven-month fiscal year that ended December 31, 2000, with a twelve-month fiscal year that ended December 31, 2001. The following table presents, as a percentage of sales, certain selected financial data for each of the two fiscal years ended December 31, 2000 and December 31, 2001:

                                     Year  Ended  December  31
                                         2000          2001
     ---------------------------------------------------------
     Sales                               100%          100%
     Cost  of  sales                      81%           75%
     Gross  margin                        19%           25%

     Selling,  general  and
          administrative  expenses       227%          275%

     Net income (loss) before taxes     (201)%        (246)%

     Sales.
     ------

     Sales of $1,003,559 for the fiscal year that ended 12-31-00 (FY 2000) decreased by $197,631, or 20 percent, to sales of $805,928 for the fiscal year that ended 12-31-01 (FY 2001). See above discussion.

     Gross  margin.
     --------------

     Gross margin of $190,773, or 19 percent of sales in FY 2000, decreased to $198,426, or 25 percent of sales, for FY 2001.

     Selling,  general  and  administrative  expenses.
     -------------------------------------------------

     Selling, general and administrative expenses decreased from $2,281,848 in FY 2000, to $2,215,775 in FY 2001, a decrease of $66,073, or three percent, at a time when sales decreased by 20 percent. This decrease is attributable to reduced administrative salaries.

     Net  income  (loss)  before  taxes.
     -----------------------------------

     A net loss before taxes of $2,013,245 in FY 2000 decreased to $1,982,237, a decrease of two percent, in FY 2001, at a time when sales decreased by 20 percent. This decrease in loss was attributable primarily to lower sales volume, reduced general and administrative expenses.

     Balance  sheet  items.
     ----------------------

     Significant changes in several balance sheet items occurred from fiscal 2000 to fiscal 2001, in particular the following:

     - A cash position of $67 for fiscal year ending December 31, 2000 increased to a cash position of $81,303 for fiscal year ending December 31, 2001,

     - contracts receivable of $76,935 for fiscal year ending December 31, 2000 increased to $113,389 for fiscal year ending December 31, 2001,

     - other receivable of $3,894 for fiscal year ending December 31, 2000 increased to $15,685 for fiscal year ending December 31, 2001,

     - inventory of $35,894 for year ending December 31, 2000 decreased to $7,724 for fiscal year ending December 31, 2001,

     - the costs in excess of billings' asset of $7,840 for fiscal year ending December 31, 2000 changed to a liability, billings in excess of cost, of $73,837 for fiscal year ending December 31, 2001,

     - the backlog of business increased from $27,454 at December 31, 2000 to $207,893 at December 31, 2001,

     - the retained deficit increased from $5,359,203 for fiscal year ending December 31, 2000 to $7,341,440 for year ending December 31, 2001.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     TechLite had negative cash flow from operations of $1,265,106 in FY 2000 and $1,115,807 in FY 2001. The principal components of FY 2001's negative cash flow were a net loss from operations of $1,982,237, an increase of $81,677 in billings related to costs and estimated earnings on uncompleted contracts, an increase in accounts payable of $241,149, and an increase of $485,804, in accrued liabilities. This drain on liquidity and capital resources was covered by net borrowings of $52,456 and sale of stock of $1,145,307.

ITEM  7.  FINANCIAL  STATEMENTS

          Independent  Accountants' Report                                   18
          Balance  Sheets December 31, 2001 and 2000                         19
          Statements  of  Income  Year  Ended  December  31,  2001
               and  Eleven Months Ended December 31, 2000                    21
          Statements  of  Changes  in  Stockholders'  Equity
               Year  Ended  December  31,  2001  and  Eleven
               Months  Ended  December 31, 2000                              22
          Statements  of  Cash  Flows  Year  Ended  December  31,  2001
               and  Eleven Months Ended December 31, 2000                    23
          Notes  to  Financial  Statements                                   24

                        Independent Accountants' Report
                        -------------------------------


Board  of  Directors
TechLite,  Inc.
Tulsa,  Oklahoma


We have audited the accompanying balance sheets of TECHLITE, INC. as of December 31, 2001 and December 31, 2000, and the related statements of income, statements of changes in stockholders' equity, and cash flows for the periods (Note 12) then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHLITE, INC. as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 11 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/Causon  &  Westhoff

CAUSON  &  WESTHOFF

Tulsa,  Oklahoma
March  22,  2002

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                    DECEMBER 31, 2001 AND DECEMBER 31, 2000


                                     ASSETS
                                     ------

                                                        DEC 2001      DEC 2000
                                                        --------      --------
CASH                                                   $  81,303     $      67

ACCOUNTS  RECEIVABLE
  Contract receivables                                   113,389        76,935
  Other receivables                                       15,685         3,287

INVENTORY, At Cost                                         7,724        35,894

COSTS IN EXCESS OF BILLINGS AND
ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS                              7,840

PROPERTY  AND  EQUIPMENT,  At  Cost
  Equipment                                              205,370       205,370
  Furniture and fixtures                                  33,637        33,637
  Building and land                                      400,000       400,000
  Leasehold improvements                                  73,064        73,394
  Autos and trucks                                       198,657       197,607
                                                       ---------     ---------
                                                         910,728       910,008
  Less accumulated depreciation                          413,600       334,019
                                                       ---------     ---------
                                                         497,128       575,989
                                                       ---------     ---------

OTHER ASSETS                                               1,400           301
                                                       ---------     ---------






  Total Assets                                         $ 716,629     $ 700,313
                                                       =========     =========


See Notes to Financial Statements

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                    DECEMBER 31, 2001 AND DECEMBER 31, 2000



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                       DEC 2001      DEC 2000
                                                       --------      --------
LIABILITIES
  Accounts payable                                    $   989,829   $   748,680
  Accrued wages                                                          79,645
  Payroll and sales tax payable                           171,874       369,425
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      73,837
  Notes payable and accrued interest                    2,666,367     2,590,121
  Other liabilities                                       739,210
                                                      -----------   -----------
      Total Liabilities                                 4,641,117     3,787,871
                                                      -----------   -----------



STOCKHOLDERS'  EQUITY
  Preferred  stock,  $.001  par  value;  10,000,000
    authorized  shares;  none  issued
  Common stock, $ .001 par value; 40,000,000
    authorized shares; 4,467,422  and  3,364,311
    issued  and  outstanding  at  December  31,
    2001 and 2000, respectively                             4,468         3,364
  Additional paid-in capital                            3,412,484     2,268,281
  Retained earnings (deficit)                          (7,341,440)   (5,359,203)
                                                      -----------   -----------
      Total Stockholders' Equity                       (3,924,488)   (3,087,558)
                                                      -----------   -----------




      Total Liabilities & Stockholders' Equity        $   716,629   $   700,313
                                                      ===========   ===========


See  Notes  to  Financial  Statements

                                 TECHLITE, INC.

                              STATEMENTS OF INCOME

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000

                                                       DEC 2001      DEC 2000
                                                       --------      --------
CONTRACT REVENUES EARNED                              $   805,928   $ 1,003,559

COST OF REVENUES EARNED                                   607,502       812,786
                                                      -----------   -----------

GROSS PROFIT                                              198,426       190,773

GENERAL  AND  ADMINISTRATIVE
  EXPENSES                                              2,215,775     2,281,848
                                                      -----------   -----------

INCOME (LOSS) FROM OPERATIONS                          (2,017,349)   (2,091,075)

OTHER INCOME                                               35,112        77,830
                                                      -----------   -----------

INCOME (LOSS) BEFORE TAXES                             (1,982,237)   (2,013,245)

PROVISION  FOR  INCOME  TAXES
                                                      -----------   -----------

NET INCOME (LOSS)                                     $(1,982,237)  $(2,013,245)
                                                      ===========   ===========

NET INCOME (LOSS) PER SHARE                           $      (.44)  $      (.60)
                                                      ===========   ===========





See Notes to Financial Statements

                                 TECHLITE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000

                                         Additional
                                Common     Paid-in     Retained
                                 Stock     Capital     Earnings        Total
                                -------  -----------  ------------  ------------
BALANCE, JANUARY 31, 2000       $ 2,455  $ 1,378,048  $(3,345,958)  $(1,965,455)

NET INCOME (LOSS)                                      (2,013,245)   (2,013,245)

SALE OF STOCK                       909      890,233                    891,142
                                -------  -----------  ------------  ------------

BALANCE, DECEMBER 31, 2000        3,364    2,268,281   (5,359,203)   (3,087, 558)

NET INCOME (LOSS)                                      (1,982,237)   (1,982,237)

SALE OF STOCK                     1,104    1,144,203                  1,145,307
                                -------  -----------  ------------  ------------

BALANCE, DECEMBER 31, 2001      $ 4,468  $ 3,412,484  $(7,341,440)  $(3,924,488)
                                =======  ===========  ===========   ===========







See Notes to Financial Statements

                                 TECHLITE, INC.

                            STATEMENTS OF CASH FLOWS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:                   DEC 2001      DEC 2000
                                                       -----------  ------------
  Net income (loss)                                   $(1,982,237)  $(2,013,245)
  Adjustments to reconcile net income to net
    cash  provided  by  operating  activities:
  Depreciation and amortization                            79,882        98,047
  Loss on sale of fixed assets                                            1,828
  Decrease (increase) in contract receivables             (48,852)      257,384
  Decrease (increase) in inventory                         28,170       154,055
  Decrease (increase) in other assets/receivables          (1,400)      342,254
  Net increase (decrease) in billings related
   to  costs  and  estimated  earnings  on
   uncompleted contracts                                   81,677      (220,873)
  Increase (decrease) in accounts payable                 241,149        59,097
  Increase (decrease) in other accrued liabilities        485,804        56,347
                                                      -----------   -----------
      Net cash used in operating activities            (1,115,807)   (1,265,106)
                                                      -----------   -----------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Proceeds from sale of fixed assets                          330           900
  Acquisition of equipment                                 (1,050)      (10,114)
                                                      -----------   -----------
      Net cash used in investing activities                  (720)       (9,214)
                                                      -----------   -----------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principle payments on notes payable                  (1,875,100)   (2,471,968)
  New borrowings                                        1,927,556     2,729,024
  Sale of stock                                         1,145,307       891,142
                                                      -----------   -----------
      Net cash provided by financing activities         1,197,763     1,148,198
                                                      -----------   -----------

NET  INCREASE  IN  CASH  AND
CASH EQUIVALENTS                                           81,236      (126,122)

CASH  AND  CASH  EQUIVALENTS  AT
BEGINNING OF YEAR                                              67       126,189
                                                      -----------   -----------

CASH  AND  CASH  EQUIVALENTS  AT
END OF YEAR                                           $    81,303   $        67
                                                      ===========   ===========


See Notes to Financial Statements

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


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


NOTE  2:     CONTRACT  RECEIVABLES

Contract  receivables  consist  of:

                                                      DEC 2001       DEC 2000
                                                      --------       --------
     Billed
       Completed contracts                          $    64,167     $    76,935
       Contracts in progress                             49,222
                                                    -----------     -----------

                                                    $   113,389     $    76,935
                                                    ==========      ===========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000



NOTE  3:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                       DEC 2001      DEC 2000
                                                       --------      --------
     Costs incurred on uncompleted contracts          $    98,382   $     6,664
     Estimated earnings                                    34,256         1,176
                                                      -----------   -----------
                                                          132,638         7,840
     Billings to date                                     206,475
                                                      -----------   -----------

                                                      $   (73,837)  $     7,840
                                                      ===========   ===========

     Included  in  the  accompanying  balance
     sheet  under  the  following captions:
       Billings in excess of costs and estimated
         earnings on uncompleted contracts            $    73,837
                                                      ===========
       Costs in excess of billings and estimated
         earnings on uncompleted contracts                          $     7,840
                                                                    ===========


NOTE  4:     NOTES  PAYABLE

                                                       DEC 2001      DEC 2000
                                                       --------      --------
     Unsecured notes payable, due on demand,
       at 8% to 10%                                   $   222,322   $   187,111
     Notes payable, collateralized by equipment,
       due in monthly installments plus  interest
       through September 2002, at 5.75%                    27,344        56,010
     Unsecured line of credit, at 16.75%                   24,665        30,946
     Line of credit, secured by factored accounts
       receivable, accounts receivable, contracts
       receivable, inventory and fixed assets,
       due June 2001 and December 2001,  at 12%                       1,051,950
     Note payable, collateralized by 750,692 shares
       of Company stock owned by  two  officers  and
       additional  real  estate  owned  by  one
       officer,  due November  2001,  at  5.75%           250,830       250,830

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


NOTE  4:     NOTES  PAYABLE  (Continued)

     Note payable, collateralized by accounts
       receivable, quarterly interest due through
       June 2002, then due in 48 monthly installments
       plus interest beginning in July 2002 and ending
       in  June 2006, at 7.0%                           1,032,189
     Note payable, collateralized by Company stock,
       real estate and vehicles, due  July 2006,
       at  8.75%                                          143,088
     Note payable, collateralized by contracts
       receivable and accounts receivable, due
       March 2001, at 10.5%                                              50,135
     Note payable, collateralized by accounts
       receivable, due in monthly installments
       plus interest through March  2003, at 11%                         19,880
     Unsecured notes payable to company officers,
       due March 2001, at 8%                              119,232       107,565
     Note  payable, collateralized by 8300 shares
       of Emerson Electric stock owned by a Company
       shareholder, due September 2002, at 5.75%          395,100       395,100
     Notes  payable,  building  and land, due in
       monthly installments plus interest through
       October  2013, at  9%                              359,929       372,716
                                                      -----------   -----------
                                                        2,574,699     2,522,243
     Accrued interest                                      91,668        67,878
                                                      -----------   -----------

                                                      $ 2,666,367   $ 2,590,121
                                                      ===========   ===========

Interest expense incurred during the year ended December 31, 2001, is $265,076. Interest actually paid during the year ended December 31, 2001 is $228,616.

Aggregate  annual  maturities  of  debt  at  December  31,  2001,  are:

          2002                                        $  1,081,554
          2003                                             161,933
          2004                                             294,672
          2005                                             316,998
          2006                                             327,356
          Thereafter                                       392,186
                                                      ------------
                                                      $  2,574,699
                                                      ============

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


NOTE  5:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                        DEC 2001     DEC 2000
                                                      -----------  ------------
     Buildings                                       $     60,400  $     45,000
     Vehicles                                             160,772       130,066
     Equipment                                            147,326       122,320
     Furniture                                             20,353        17,338
     Leasehold improvements                                24,749        19,295
                                                     ------------  ------------

                                                     $    413,600  $    334,019
                                                     ============  ============

NOTE  6:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

          Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

          There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                        DEC 2001     DEC 2000
                                                      -----------  ------------
     Computed at the statutory rate of 34%           $  (673,961)  $  (684,503)
     Increase  in  tax  resulting  from:
       Net operating loss carryforward allowance         673,961       684,503
                                                     -----------   -----------

                                                     $         0   $         0
                                                     ===========   ===========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


NOTE  7:     BACKLOG

          The following schedule summarizes changes in backlog on contracts during the year ended December 31, 2001 and eleven months ended December 31, 2000. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                                        DEC 2001     DEC 2000
                                                      -----------  ------------
      Backlog, beginning of year                     $     27,454  $    403,267
      New contracts during the year                       980,333       793,129
      Contract adjustments                                  6,034      (165,383)
                                                     ------------  ------------
                                                        1,013,821     1,031,013
      Less contract revenues earned during the year       805,928     1,003,559
                                                     ------------  ------------
      Backlog, end of year                           $    207,893  $     27,454
                                                     ============  ============

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


NOTE  9:     OTHER  ASSETS

     At December 31, 2001 and December 31, 2000, the Company recorded $1,400 and $301 respectively, as other assets. Other assets at December 31, 2001 include $1,400 for cash deposits with a utility company. Other assets at December 31, 2000 include $301 associated with producing a sales video which is amortized over 4 years.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


NOTE  10:     CONTINGENCIES

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


NOTE  11:     GOING  CONCERN

     Management is continuing to develop strategic alliances with other companies to complement the marketing and production capabilities of TechLite, Inc. Management believes this would provide TechLite, Inc. and its affiliates the ability to service customers more effectively. Management is also working to gain contracts on jobs which have been under development for some time.


NOTE  12:      CHANGE  IN  FINANCIAL  REPORTING  YEAR

     The Board of Directors changed the Company's fiscal year end from January 31 to December 31. These financial statements have been prepared to reflect the Company's financial activities for year January 1, 2001 to December 31, 2001 and the eleven month period February 1, 2000 to December 31, 2000.


NOTE  13:      UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of December 31, 2001, this stock was not issued. The Company will issue this stock during the first quarter of 2002. The only reflection of this transaction in these financial statements is the receipt of cash and recording of other liabilities of $739,210. The number of shares of Company stock issued and outstanding at December 31, 2001 and the net loss per share do not reflect these additional shares as they were not issued at December 31, 2001.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

     YEAR ENDED DECEMBER 31, 2001 AND ELEVEN MONTHS ENDED DECEMBER 31, 2000


NOTE  14:     STOCK  COMPENSATION

     General and administrative expenses of $2,215,755 and $2,281,848 for the periods ended December 31, 2001 and 2000, respectively, includes $847,406 and $81,831 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 817,625 and 379,966 shares during the periods ended December 31, 2001 and 2000, respectively. The value of the stock exchanged was an average estimated value of approximately $1.04 and $.22 per share, for the periods ended December 31, 2001 and 2000, respectively. Therefore, $847,406 and $81,831 was recorded as general and administrative expense during the periods ended December 31, 2001 and 2000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The principal independent accountant of the company or any significant subsidiary has not resigned, declined to stand for re-election, or been dismissed by the company during the periods for which financial statements are included herein.

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

     Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of the Company and a description of the business experience of each.

                                                        Office  Held  Term  of
       Person                  Office                       Since      Office
       ------                  ------                       -----      ------
J. D. Arvidson, 63      Chief Executive Officer,
                          Chief Financial Officer
                          and Director                       1992        2002
C.  O.  Sage,   68      Vice  President  and  Director       1992        2002
General Gerald Hahn,
  USAF  (Ret.),  63     Chairman of the Board of
                          Directors                          1997        2002
Andy  Loosberg,  52     Executive  Vice  President           2002        2002

     J. D. "Jim" Arvidson. Mr. Arvidson has 33 years of experience in construction contracting and management. He was engaged for 23 years in the design and construction of grain silos, forage silos and mechanical conveyance systems. He was then involved in the construction of commercial buildings, which construction involved interior lighting design. Mr. Arvidson was the principal founder of TechLite Applied Sciences and was its chief executive officer since its founding in 1992 until it merged with TechLite in 1999.

     C. O. Sage. Mr. Sage has more than 25 years' experience in various agriculture-related businesses, one being the building and management of a 35,000-head cattle feeding business. He served for almost ten years as Assistant to the State Treasurer of Oklahoma in charge of the operations of the State Treasurer's office. Mr. Sage was one of the founders of TechLite Applied Sciences and was employed by it in his present capacity since it was founded in 1992 until it merged with TechLite in 1999.

     General Gerald Hahn. General Hahn retired from the U.S. Air Force in 1994 after a 32-year career, during which he developed expertise in the area of logistics and financial management. From 1994 until the present, he has been employed as president of Hahn Consulting and acts as an independent consultant to the management of companies.

     Andy Loosberg. Mr. Loosberg has over 25 years of experience in the lighting industry. He received a B.A. degree in economics from York University in Toronto, Ontario, Canada in 1980. From 1990 to 1996, Mr. Loosberg owned Applied Lighting, Inc. in Palatka, Florida, an energy services company engaged in the supply and contracting of commercial energy services, including extensive experience managing multiple projects and mega projects. From 1997 to 2000, he was vice president of sales and marketing for Reflect-A-Light, Inc., managing and directing all of Reflect-A-Light's sales of reflectors and light fixtures for national and international accounts. From 2000 to 2001, he served as executive vice president of American Lighting & Supply, Inc., an energy services company in Middleburg, Virginia, where he managed all facets of company operations. Mr. Loosberg joined TechLite in February 2002.

ITEM  10.     EXECUTIVE  COMPENSATION

     The directors of TechLite receive no compensation for their services as directors. The officers of TechLite received from it an aggregate of $226,600 of compensation in the last fiscal year for their services in all capacities.

     The table below sets forth all compensation awarded to, earned by, or paid to Jim Arvidson, the chief executive officer of the company during the last three fiscal years:

                                                               Long Term Compensation
                                                               ----------------------
                                             Awards
                                     ------------------------
       Annual  Compensation                        Securities
-----------------------------------
                                                   Underlying        Payouts
                       Other Annual  Restricted    Options/     LTIP     All  Other
Year   Salary   Bonus  Compensation  Stock Awards  SARS         Payouts  Compensation
----   ------   -----  ------------  ------------  -----------  -------  ------------
2001  $120,000    0    0             0             0            0        0

2000   $95,000    0    0             50,000 shares 0            0        0
                                     valued  at
                                     $2,500

1999   $95,000    0    0             0             0            0        0

     Employment  Contracts.
     ----------------------

     TechLite  has  no  employment  contracts  with  any  employees.

     Stock  Options.
     ---------------

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

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information as of March 29, 2002 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:

TechLite                                No.  of  Shares      %  of  Class
--------                                ---------------      ------------
J.D.  Arvidson
9316  North  147th  East  Avenue
Owasso,  OK  74136                          678,400                10.6

C.O.  Sage
7902  South  70th  East  Place
Tulsa,  OK  74133                           247,292(1)              3.9

Gen.  Gerald  Hahn
3744  South  Niagara  Way
Denver,  CO  80237-1248                       1,000                 (2)

Andy  Loosberg
13908  East  83rd  Street  North,  #206
Owasso,  OK  74055                                -                   -

Officers  and  Directors  as
a  group  (4  persons)                      926,692                14.5
----------------------------------

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

        None.

                                   SIGNATURES


     In accordance with Section 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TECHLITE,  INC.



Date:  April  11,  2002               By:/s/  J.D.  Arvidson
                                        ----------------------------------------
                                        J.D.  Arvidson,  Chief  Executive
                                         Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April  11,  2002                 /s/  C.O.  Sage
                                        ----------------------------------------
                                        C.O.  Sage,  Vice  President
                                          and  Director



Date:  April  11,  2002                 /s/  J.D.  Arvidson
                                        ----------------------------------------
                                        J.D.  Arvidson,  Chief  Executive
                                         Officer,  Chief  Financial Officer  and
                                         Director



Date:  April  11,  2002
                                        ----------------------------------------
                                        Gerald  Hahn,  Director



Date:  April  11,  2002                 /s/  Andy  Loosberg
                                        ----------------------------------------
                                        Andy Loosberg, Executive Vice  President