Form 10QSB
period 2002-03-31
TECHLITE INC
filed 2002-05-20
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                        6106 East 32nd Place, Suite 101
                              Tulsa, Oklahoma 74135
                                  918-664-1441
--------------------------------------------------------------------------------
            (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  [X]     No  [  ]

     As of May 6, 2002, there were 6,390,755shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                 TECHLITE, INC.
                                 BALANCE SHEETS
         AS OF THE THREE MONTHS ENDED MARCH 31, 2002 AND THE YEAR ENDED
                                DECEMBER 31, 2001

                                           MARCH 31, 2002      DECEMBER 31, 2001
                                            (UNAUDITED)            (AUDITED)
                                           --------------      -----------------
ASSETS
  Cash                                               213                 81,303
  Contract receivables                           134,869                113,389
  Inventory                                        6,935                  7,724
  Property & equipment
    Equipment                                    202,132                205,370
    Furniture and fixtures                        33,637                 33,637
    Building and land                            400,000                400,000
    Leasehold improvements                        73,064                 73,064
    Autos and trucks                             205,370                198,657
                                            ------------           ------------
                                                 914,203                910,728
    Less accumulated depreciation                433,495                413,600
                                            ------------           ------------
                                                 480,708                497,128
                                            ------------           ------------

Other  assets,  net                                7,105                 17,085
                                            ------------           ------------

     Total Assets                                629,830                716,629
                                            ============           ============

LIABILITIES

  Accounts payable                               935,462                989,829
  Accrued  wages                                   8,000                      -
  Billings in excess of costs & estimated
    earnings on uncompleted contracts             56,296                 73,837
  Taxes payable                                  191,256                171,874
  Notes payable                                2,909,777              2,666,367
  Other liabilities                              189,210                739,210
                                            ------------           ------------

     Total Liabilities                         4,290,001              4,641,117
                                            ------------           ------------

EQUITY
  Preferred stock, $.001 par value;
    10,000,000 authorized shares; none
    issued                                             -                      -
  Common stock, $.001 par value;
    40,000,000 authorized  shares;
    6,390,755  and  4,467,422 issued
    and outstanding at March 31, 2002              6,391                  4,468
    and December 31, 2001, respectively
  Treasury  stock                                (10,000)                     -
  Paid-in-capital                              4,252,561              3,412,484
  Retained earnings(deficit)                  (7,909,123)            (7,341,440)
                                            ------------           ------------

     Total Equity                             (3,660,171)            (3,924,488)
                                            ------------           ------------

     Total Liabilities & Equity                  629,830                716,629
                                            ============           ============

See Notes to Financial Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH 31          MARCH 31
                                                      2002              2001
                                                    ---------         ---------
Contract revenues earned                             194,062            28,705
Cost of revenues earned                              143,422            24,399
                                                   ---------         ---------
Gross profit                                          50,640             4,306

General & administrative expenses                    627,850           482,564
                                                   ---------         ---------

Income(Loss) from operations                        (577,210)         (478,258)

Other income                                           9,527            10,338
                                                   ---------         ---------

Income(Loss) before taxes                           (567,683)         (467,920)

Provision  for  income  taxes                              -                 -
                                                   ---------         ---------

Net Income(Loss)                                    (567,683)         (467,920)
                                                   =========         =========

Net Income(Loss) per common share                      (0.09)            (0.13)
                                                   =========         =========




See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                    ---------------------------
                                                    MARCH 31          MARCH 31
                                                      2002              2001
                                                    ---------         ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                 (567,683)         (467,920)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Depreciation                                        19,895            20,196
  Stock  given  as  compensation                     292,000                 -
  Decrease (increase) in contract receivables        (21,480)           35,465
  Decrease (increase) in inventory                       789            30,528
  Decrease (increase) in other assets/receivables      9,980                 -
  Net increase (decrease) in billings related to
    costs  and  estimated  earnings  on
    uncompleted contracts                            (17,541)           (9,255)
  Increase (decrease) in accounts payable            (54,367)           71,734
  Increase (decrease) in other accrued liabilities    27,052           140,169
                                                    --------          --------
    Net cash provided by operating activities       (311,355)         (179,083)
                                                    --------          --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Acquisition  of  equipment                          (6,713)                -
  Sale  of  equipment                                  3,238
                                                    --------          --------
  Net cash  used  in  investing  activities           (3,475)                -
                                                    --------          --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principle payments on notes payable                (24,707)          (18,356)
  New borrowings                                     268,447            66,666
  Purchase  of  treasury stock                       (10,000)                -
  Sale  of  stock                                          -           130,775
                                                    --------          --------
    Net cash used in financing activities            233,740           179,085
                                                    --------          --------

NET  INCREASE  (DECREASE)  IN  CASH
AND CASH EQUIVALENTS                                 (81,090)                2

CASH  AND  CASH  EQUIVALENTS  AT
BEGINNING OF PERIOD                                   81,303                67
                                                    --------          --------

CASH  AND  CASH  EQUIVALENTS  AT
END OF PERIOD                                            213                69
                                                    ========          ========



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


NOTE  2:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED
             CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                      March 31,     December 31,
                                                        2002            2001
                                                     ---------      -----------
     Costs incurred on uncompleted contracts         $ 131,956      $    98,382
     Estimated earnings                                 24,657           34,256
                                                     ---------      -----------
                                                       156,613          132,638
     Billings to date                                  212,909          206,475
                                                     ---------       ----------
                                                     $ (56,296)      $  (73,837)
                                                     =========       ==========

     Included  in  the  accompanying  balance
     sheet  under  the  following captions:
     Billings  in  excess  of  costs  and
     estimated  earnings on uncompleted contracts    $  56,296       $   73,837
                                                     =========       ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  3:     NOTES  PAYABLE

                                                       March 31,    December 31,
                                                         2002           2001
                                                      ---------     -----------
     Unsecured notes payable, due on demand,
       at 8% to 10%                                   $  222,322    $  222,322
     Notes payable to banks, collateralized by
       equipment, due in monthly installments plus
       interest through September 2002, at 5.75%          20,023        27,344
     Unsecured line of credit, at 16.75%                  23,043        24,665
     Note  payable,  collateralized  by  accounts
       receivable, quarterly  interest  due
       through  June 2002,  then due in 48 monthly
       installments  plus interest  beginning
       in  July  2002  and  ending in  June  2006,
       at  7.0%                                        1,032,189     1,032,189
     Note  payable, collateralized by 750,692
       shares of Company stock owned by
       two  officers  and additional real estate
       owned by one officer, due July  2002,
       at 5.75%                                          250,830       250,830
     Note  payable, collateralized  by  Company
       stock, real  estate  and vehicles, due
       July 2006, at 8.75%                               135,606       143,088
     Note  payable,  non-interest bearing,
       convertible to Company stock at the
       option of the lender                              268,447
     Unsecured  notes  payable  to  company
       officers,  due  March 2001, at 8%                 119,232       119,232
     Note  payable,  collateralized  by  8300
       shares of  Emerson Electric stock  owned
       by  a  Company  shareholder, due September
       2002, at 5.75%                                     395,100      395,100
     Notes  payable, building and land, due
       in monthly installments plus
       interest  through  October  2013, at  9%           351,647      359,929
                                                       ----------   -----------
                                                        2,818,439    2,574,699
     Accrued interest                                      91,338       91,668
                                                       ----------   -----------

                                                       $2,909,777   $2,666,367
                                                       ==========   ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  3:     NOTES  PAYABLE  (Continued)

Aggregate annual maturities of debt at March 31, 2002, listed by fiscal year-end are as follows:

                 2002                       $  1,056,847
                 2003                            161,933
                 2004                            294,672
                 2005                            316,998
                 2006                            327,356
                 Thereafter                      660,633
                                            ------------

                                            $  2,818,439
                                            ============

NOTE  4:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                       March 31,    December 31,
                                                         2002           2001
                                                      ---------     -----------
     Buildings                                        $  64,250      $   60,400
     Vehicles                                           168,449         160,772
     Equipment                                          153,576         147,326
     Furniture                                           21,107          20,353
     Leasehold improvements                              26,113          24,749
                                                      ---------      ----------
                                                      $ 433,495      $  413,600
                                                      =========      ==========


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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  5:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES  (Continued)

            There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

          A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                       March 31,    December 31,
                                                         2002           2001
                                                      ---------     -----------
     Computed at the statutory rate of 34%            $ (193,012)    $ (673,961)
     Increase  in  tax  resulting  from:
         Net operating loss carryforward                 193,012        673,961
                                                      ----------     ----------

                                                      $        0     $        0
                                                      ==========     ==========

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


NOTE  7:     BACKLOG

             The following schedule summarizes changes in backlog on contracts during the periods ended March 31, 2002 and December 31, 2001. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  7:     BACKLOG  (Continued)

                                                       March 31,    December 31,
                                                         2002           2001
                                                      ---------     -----------
     Backlog, beginning of period                     $ 207,893     $    27,454
     New contracts during the period                    157,796         980,333
     Contract adjustments                                     0           6,034
                                                      ---------     -----------
                                                        365,689       1,013,821
     Less contract revenues earned during the period    194,062         805,928
                                                      ---------     -----------
     Backlog, end of period                           $ 171,627     $   207,893
                                                      =========     ===========

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


NOTE  9:     OTHER  ASSETS  AND  OTHER  LIABILITIES

     Other assets of $7,105 at March 31, 2002, represents $5,000 owed the company from individuals who were issued stock as of March 31, 2002, but had not yet paid for the stock, $1,400 of utility deposits, and $705 of advances to employees. Other assets of $17,085 at December 31, 2001, represents $15,000 owed the company from individuals who were issued stock as of December 31, 2001, but had not yet paid for the stock, $1,400 of utility deposits, and $685 of advances to employees. Other liabilities of $189,210 and $739,210, at March 31, 2002 and December 31, 2001, respectively, represents money received from individuals purchasing new shares of stock, however, the stock had not been issued by the end of the reporting period.


NOTE  10:     UNISSUED  SHARES  OF  COMPANY  STOCK

     As of March 31, 2002, the Company has collected $189,210 for the sale of 186,710 shares of Company stock. As of March 31, 2002, the stock has not been issued. The transaction is reflected in the financial statements through the

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  10:     UNISSUED  SHARES  OF  COMPANY  STOCK  (Continued)

receipt of cash and recording of other liabilities of $189,210. The number of share of Company stock issued and outstanding at March 31, 2002 and the net loss per share do not reflect these additional shares as they were not issued at March 31, 2002.


NOTE  11:     STOCK  COMPENSATION

     General and administrative expenses of $627,850 and $2,215,755 includes $292,000 and $847,406 of expenses associated with exchanging Company stock for marketing and administrative services for the periods ended March 31, 2002 and December 31, 2001, respectively. Shares exchanged during the periods ended March 31, 2002 and December 31, 2001 were 973,333 and 817,625, respectively. The value of the stock exchanged had an average estimated value of approximately $.30 and $1.04 per share, for the periods ended March 31, 2002 and December 31, 2001, respectively. General and administrative expense of $292,000 and $847,406 was recorded during the periods ended March 31, 2002 and December 31, 2001, respectively.


NOTE  12:     NOTE  PAYABLE  CONVERTIBLE  TO  COMPANY  STOCK

     The Company has entered into an agreement to provide a $300,000 non-interest-bearing line of credit. The line of credit may be converted, any time before January 5, 2003, to TechLite, Inc. common stock at $0.30 per share. As of March 31, 2002, the Company has drawn $268,447 on the line of credit and none of this amount has been converted to Company stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of  Operations  -  First  Quarter of Fiscal 2002 Compared to First
     ---------------------------------------------------------------------------
Quarter  of  Fiscal  Year  2001
-------------------------------

     Our revenues of $194,062 for the quarter ended March 31, 2002 (Q1 2002) increased by $165,357 or 676 percent from revenues of $28,705 for the quarter ended March 31, 2001 (Q1 2001). This increase was due to the company meticulously focusing on sales and the relationships contributing to the sales effort.

     General and administrative expenses for Q1 2002 were $627,850, or just over three times revenues, compared with general and administrative expenses of $482,564, or over sixteen times revenues, for Q1 2001. The major item of general and administrative expenses for Q1 2002 was stock compensation valued at $292,000.

     We had a net loss of $567,683 for Q1 2002 compared to net loss of $467,920 for Q1 2001. At the end of Q1 2002 our backlog of business was $171,627.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our net loss of $567,683 from operations the first quarter represented severe negative cash flow. We covered this through an increase of $27,052 in other accrued liabilities, new borrowings of $268,447, and compensation in the amount of $292,000 given in shares of common stock rather than cash.

     Outlook
     -------

     This  outlook  section contains a number of forward-looking statements, all
of  which   are   based  on  current  expectations.   Actual  results  may  vary
considerably.

     We feel that our outlook has brightened considerably since embarking upon an aggressive strategy to write business and reduce our overhead. This includes reducing our conventional in-house sales force and forging strategic agreements to penetrate selected markets. Among the benefits of this approach is the deferral of most of our sales cost until after an order is received and avoiding most sales cost in cases where an order is not received. It also involves going to market through non-traditional outlets, where our type of work, though not typically part of the standard basket of goods, can nevertheless be realized by capitalizing on existing end-user goodwill. Expectations are high that this effort will ramp up quickly, yielding results that will markedly boost sales. Techlite remains committed to existing national alliances, particularly in the areas of survey and delivery that will fulfill the increased sales.

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

Dated:  May  20,  2002                    TECHLITE,  INC.


                                          By:/s/J.D.  Arvidson
                                             -----------------------------------
                                             J.D.  Arvidson
                                             Chief  Executive  Officer