Form 10QSB
period 2002-06-30
TECHLITE INC
filed 2002-08-19
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

     As of August 8, 2002, there were 6,390,755 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                 TECHLITE, INC.
                                 BALANCE SHEETS
          AS OF THE SIX MONTHS ENDED JUNE 30, 2002 AND THE YEAR ENDED
                                DECEMBER 31, 2001

                                                June 30, 2002  December 31, 2002
                                                 (Unaudited)       (Audited)
                                                -------------  -----------------
ASSETS
  Cash                                                4,731           81,303
  Contract receivables                               10,307          113,389
  Inventory                                           6,935            7,724
  Property  &  equipment
    Equipment                                       202,132          205,370
    Furniture and fixtures                           33,637           33,637
    Building and land                               400,000          400,000
    Leasehold improvements                           73,064           73,064
    Autos and trucks                                216,370          198,657
                                                 ----------       ----------
                                                    925,203          910,728
    Less accumulated depreciation                   453,390          413,600
                                                    471,813          497,128
                                                 ----------        ---------

  Other  assets,  net                                 7,205           17,085
                                                 ----------        ---------

    Total Assets                                    500,991          716,629
                                                 ==========        =========

LIABILITIES

  Accounts payable                                  981,063          989,829
  Accrued  wages                                     28,500                -
  Billings in excess of costs & estimated
    earnings on uncompleted contracts                53,386           73,837
  Taxes payable                                     206,286          171,874
  Notes payable                                   2,952,929        2,666,367
  Other liabilities                                 199,210          739,210
                                                 ----------        ---------

     Total Liabilities                            4,421,374        4,641,117
                                                 ----------        ---------

EQUITY

  Preferred stock, $.001 par value; 10,000,000
    authorized  shares;  none  issued                     -                 -
  Common stock, $.001 par value; 40,000,000
    authorized shares; 6,390,755 and 4,467,422
    issued and outstanding at June 30, 2002           6,391             4,468
    and December 31, 2001, respectively
  Treasury  stock                                   (10,000)                -
  Paid-in-capital                                 4,252,561         3,412,484
  Retained earnings(deficit)                     (8,169,335)       (7,341,440)
                                                 ----------        ----------

      Total Equity                               (3,920,383)       (3,924,488)
                                                 ----------        ----------

      Total Liabilities & Equity                    500,991           716,629
                                                 ==========        ==========


See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                    Three Months Ended      Six Months Ended
                                    ------------------     ----------------
                                    June 30    June 30     June 30      June 30
                                     2002       2001        2002         2001
                                     ----       ----       ----        ----
Contract  revenues  earned          127,933     43,215      321,995       71,920
Cost  of  revenues  earned           74,373     43,049      217,795       67,448
                                   --------   --------     --------   ----------

Gross profit                         53,560        166      104,200        4,472

General & administrative expenses   321,346    880,369      949,196    1,362,933
                                   --------   --------     --------    ---------

Income(Loss) from operations       (267,786)  (880,203)    (844,996)  (1,358,461)

Other income                          7,574      7,869       17,101       18,207
                                   --------   --------     --------    ---------

Income(Loss) before taxes          (260,212)  (872,334)    (827,895)  (1,340,254)

Provision  for  income  taxes             -          -            -            -
                                   --------   --------     --------    ---------

Net  Income (Loss)                 (260,212)  (872,334)     (827,895) (1,340,254)
                                   ========   ========     =========  ==========

Net Income(Loss) per common share     (0.04)     (0.21)        (0.13)      (0.32)
                                   ========   ========     =========  ==========


See  Notes  to  Financial  Statements

                                           TECHLITE, INC.
                                      STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                    ------------------       ---------------
                                    June 30    June 30      June 30     June 30
                                     2002       2001          2002        2001
                                     ----       ----          ----        ----
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net income (loss)                (260,212)     (872,334)  (827,895)  (1,340,254)
  Adjustments to reconcile net
    income to net cash  provided
    by  operating  activities:
    Depreciation                     19,895        19,896     39,790       40,092
    Stock given as compensation           -             -    292,000            -
    Decrease (increase) in
      contract receivables          129,562       (12,342)   108,082       23,123
    Decrease (increase) in
      inventory                           -             -        789       30,528
    Decrease (increase) in
      other assets/receivables       (5,100)     (104,332)     4,880     (104,332)
    Net increase (decrease)
      in billings related to
      costs and estimated
      earnings on uncompleted
      contracts                      (2,910)       83,664    (20,451)      74,409
    Increase (decrease) in
      accounts payable               45,601        (4,534)    (8,766)      67,200
    Increase (decrease) in
      other accrued liabilities      48,973       173,882     76,025      314,051
                                   --------    ----------   --------   ----------
      Net cash provided by
        operating activities        (24,191)     (716,100)  (335,546)    (895,183)
                                   --------    ----------   --------   ----------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Acquisition of equipment                -        (2,611)    (6,713)      (2,611)
  Sale  of  equipment                     -           330      3,238          330
                                   --------    ----------   --------   ----------
      Net cash used in
        investing activities              -        (2,281)    (3,475)      (2,281)
                                   --------    ----------   --------   ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Principle payments on
    notes payable                   (16,185)   (1,323,163)   (40,892)  (1,341,519)
  New borrowings                     44,894     1,302,544    313,341    1,369,210
  Purchase of treasury
    stock                                 -             -    (10,000)           -
  Sale  of  stock                         -       739,000          -      869,775
                                   --------    ----------   --------   ----------
      Net cash used in
        financing activities         28,709       718,381    262,449      897,466
                                   --------    ----------   --------   ----------

NET INCREASE (DECREASE)
  IN  CASH AND CASH
  EQUIVALENTS                         4,518             -    (76,572)           2

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                213            69     81,303           67
                                   --------    ----------   --------   ----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                    4,731            69      4,731           69
                                   ========    ==========   ========   ==========

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


NOTE  2:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED
             CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                               June 30,       December 31,
                                                 2002             2001
                                                 ----             ----
Costs incurred on uncompleted contracts       $ 161,506       $   98,382
Estimated earnings                               35,645           34,256
                                              ---------       ----------
                                                197,151          132,638
Billings to date                                250,537          206,475
                                              ---------       ----------

                                              $ (53,386)      $  (73,837)
                                              =========       ==========

Included in the accompanying balance sheet
under  the  following captions:
  Billings in excess of costs and estimated
  earnings on uncompleted contracts           $  53,386      $    73,837
                                              =========      ===========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  3:     NOTES  PAYABLE

                                               June 30,       December 31,
                                                 2002             2001
                                                 ----             ----
Unsecured notes payable, due on demand,
  at 8% to 10%                                $   223,322     $   222,322
Notes payable to banks, collateralized by
  equipment, due in monthly
  installments  plus interest  through
  September  2002, at 5.75%                        10,231          27,344
Unsecured line of credit, at 16.75%                23,043          24,665
Note payable, collateralized by accounts
  receivable, quarterly interest due through
  June 2002,  then  due  in  48  monthly
  installments  plus interest beginning
  in  July  2002  and  ending
  in June 2006, at 7.0%                         1,032,189       1,032,189
Note  payable, collateralized by 750,692
  shares of Company stock owned by
  two officers and additional real estate
  owned by one officer, due July  2002,
  at  5.75%                                       250,830         250,830
Note payable, collateralized by Company
  stock, real  estate  and vehicles,
  due July 2006, at 8.75%                         134,094         143,088
Note payable, non-interest bearing,
  convertible to Company stock at the
  option of the lender                            311,847
Unsecured notes payable to company officers,
  due March 2001, at 8%                           119,232         119,232
Note payable, collateralized by 8300
  shares of Emerson Electric
  stock owned by a Company shareholder,
  due September 2002, at 5.75%                    395,100         395,100
Notes payable, building and land, due
  in monthly installments plus
  interest  through  October  2013,
  at  9%                                          346,766         359,929
                                               ----------      ----------
                                                2,846,654       2,574,699
Accrued interest                                  106,275          91,668
                                               ----------      ----------

                                              $ 2,952,929     $ 2,666,367
                                               ==========      ==========

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  3:     NOTES  PAYABLE  (Continued)

Aggregate annual maturities of debt at June 30, 2002, listed by fiscal year-end are as follows:

                 2002                     $  1,043,107
                 2003                          161,933
                 2004                          294,672
                 2005                          316,998
                 2006                          331,430
                 Thereafter                    698,514
                                          ------------

                                          $  2,846,654
                                          ============


NOTE  4:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                 June 30,       December 31,
                                                   2002             2001
                                                   ----             ----
     Buildings                                   $ 68,100       $  60,400
     Vehicles                                     176,126         160,772
     Equipment                                    159,826         147,326
     Furniture                                     21,861          20,353
     Leasehold improvements                        27,477          24,749
                                                 --------       ---------

                                                 $453,390       $ 413,600
                                                 ========       =========


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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  5:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES  (Continued)

     There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

          A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                   June 30,       December 31,
                                                    2002              2001
                                                    ----              ----
     Computed at the statutory rate of 34%       $ (281,484)     $ (673,961)
     Increase  in  tax  resulting  from:
       Net operating loss carryforward              281,484         673,961
                                                 ----------      ----------

                                                 $        0      $        0
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


NOTE  7:     BACKLOG

     The following schedule summarizes changes in backlog on contracts during the periods ended June 30, 2002 and December 31, 2001. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  7:     BACKLOG  (Continued)

                                                   June 30,       December 31,
                                                    2002              2001
                                                    ----              ----
     Backlog, beginning of period                $ 207,893       $     27,454
     New contracts during the period               203,371            980,333
     Contract adjustments                                0              6,034
                                                 ---------       ------------
                                                   411,264          1,013,821
     Less contract revenues earned
       during the period                           321,995            805,928
                                                 ---------       ------------

     Backlog, end of period                      $  89,269       $    207,893
                                                 =========       ============

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


NOTE  9:     OTHER  ASSETS  AND  OTHER  LIABILITIES

     Other assets of $7,205 at June 30, 2002, represents $5,000 owed the company from individuals who were issued stock as of June 30, 2002, but had not yet paid for the stock, $1,400 of utility deposits, and $805 of advances to employees. Other assets of $17,085 at December 31, 2001, represents $15,000 owed the company from individuals who were issued stock as of December 31, 2001, but had not yet paid for the stock, $1,400 of utility deposits, and $685 of advances to employees. Other liabilities of $199,210 and $739,210, at June 30, 2002 and December 31, 2001, respectively, represents money received from individuals purchasing new shares of stock, however, the stock had not been issued by the end of the reporting period.


NOTE  10:     UNISSUED  SHARES  OF  COMPANY  STOCK

     As of June 30, 2002, the Company has collected $199,210 for the sale of 246,710 shares of Company stock. As of June 30, 2002, the stock has not been issued. The transaction is reflected in the financial statements through the

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  10:     UNISSUED  SHARES  OF  COMPANY  STOCK  (Continued)

receipt of cash and recording of other liabilities of $199,210. The number of share of Company stock issued and outstanding at June 30, 2002 and the net loss per share do not reflect these additional shares as they were not issued at June 30, 2002.


NOTE  11:     STOCK  COMPENSATION

     General and administrative expenses of $949,196 and $2,215,755 includes $292,000 and $847,406 of expenses associated with exchanging Company stock for marketing and administrative services for the periods ended June 30, 2002 and December 31, 2001, respectively. Shares exchanged during the periods ended June 30, 2002 and December 31, 2001 were 973,333 and 817,625, respectively. The value of the stock exchanged had an average estimated value of approximately $.30 and $1.04 per share, for the periods ended June 30, 2002 and December 31, 2001, respectively. General and administrative expense of $292,000 and $847,406 was recorded during the periods ended June 30, 2002 and December 31, 2001, respectively.


NOTE  12:     NOTE  PAYABLE  CONVERTIBLE  TO  COMPANY  STOCK

     The Company has entered into an agreement to provide a non-interest-bearing line of credit. The line of credit may be converted, any time before January 5, 2003, to TechLite, Inc. common stock at $0.30 per share. As of June 30, 2002, the Company has drawn $311,847 on the line of credit and none of this amount has been converted to Company stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of  Operations - Second Quarter of 2002 Compared to Second Quarter
     ---------------------------------------------------------------------------
of  2001
--------

     Our revenues of $43,215 for the quarter ended June 30, 2001 (Q2 2001) increased by $84,718 or 196 percent to revenues of $127,933 for the quarter ended June 30, 2002 (Q2 2002). This increase was due primarily to a more targeted sales approach aimed at fast-track opportunities.

     General and administrative expenses for Q2 2002 were $321,346, a reduction of $559,023, compared with general and administrative expenses of $880,369 for Q2 2001. The decrease in general and administrative expenses was due primarily to cost cutting measures.

     We had a net loss of $260,212 for Q2 2002 compared to net loss of $872,334 for Q2 2001. At the end of Q2 2002 our backlog of business was $89,269, compared to a backlog of $487,809 at the end of Q2 2001.

     Results  of  Operations - First Half of 2002 Compared to First Half of 2001
     ---------------------------------------------------------------------------

     Our revenues of $321,995 for the first half of fiscal year 2002 represented an increase of $250,075 from revenues of $71,920 during the first half of 2001. This increase was due primarily to new sales strategies.

     General and administrative expenses for the first half of 2002 were $949,196, compared with general and administrative expenses of $1,362,933 for the first half of 2001, a reduction of $413,737 or 30 percent. The decrease was due primarily to expense and personnel reductions.

     We had a net loss from operations of $844,996 during the first half of 2002, a decrease of $513,465, or 38 percent, over a net loss from operations of $1,358,461 during the first half of 2001. Our total net loss of $827,895 for the first half of 2002 exceeded a net loss of $1,340,254 for the first half of 2001, a decrease of 38 percent.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our net loss of $827,895 for the first half of 2002 represented severe negative cash flow. We covered this primarily through an increase of $76,025 in other accrued liabilities, in stock given as compensation in the amount of $292,000 and in new borrowings of $313,341.

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

Dated:  August  19,  2002               TECHLITE,  INC.


                                        By:/s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson
                                           Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of TechLite, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, J.D. Arvidson, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/  J.D.  Arvidson
Dated:  August  19,  2002                   ------------------------------------
                                            J.D.  Arvidson
                                            Chairman and Chief Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of TechLite, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2002 (the "Report"), I, J.D. Arvidson, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                            /s/  J.D.  Arvidson
Dated:  August  19,  2002                   ------------------------------------
                                            J.D.  Arvidson
                                            Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.