Form 10QSB
period 2002-09-30
TECHLITE INC
filed 2002-11-20
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

     As of November 15, 2002, there were 8,062,765 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                 TECHLITE, INC.
                                 BALANCE SHEETS
                 As of the nine months ended September 30, 2002
                      and the year ended December 31, 2001

                                             Sept. 30, 2002    December 31, 2001
                                               (Unaudited)         (Audited)
                                             --------------    -----------------
ASSETS
     Cash                                           3,243              81,303
     Contract receivables                         152,652             113,389
     Inventory                                      6,935               7,724
     Property  &  equipment
          Equipment                               216,370             205,370
          Furniture and fixtures                   33,961              33,637
          Building and land                       400,000             400,000
          Leasehold improvements                   73,064              73,064
          Autos and trucks                        202,132             198,657
                                               ----------          ----------
                                                  925,527             910,728
          Less accumulated depreciation           473,285             413,600
                                               ----------          ----------
                                                  452,242             497,128
                                               ----------          ----------

     Other  assets,  net                           21,043              17,085
                                               ----------          ----------

          Total Assets                            636,115             716,629
                                               ==========          ==========

LIABILITIES

     Accounts payable                           1,153,274             989,829
     Accrued  wages                                60,973                   -
     Billings in excess of costs
       &  estimated earnings on
       uncompleted contracts                      214,783              73,837
     Taxes payable                                116,242             171,874
     Notes payable                              3,045,046           2,666,367
     Other liabilities                            301,210             739,210
                                               ----------          ----------

          Total Liabilities                     4,891,528           4,641,117
                                               ----------          ----------

EQUITY

     Preferred  stock,  $.001  par  value;
          10,000,000 authorized  shares;
          none  issued                                  -                   -
     Common  stock,  $.001  par  value;
          40,000,000  authorized  shares;
          6,962,755  and  4,467,422 issued
          and  outstanding  at  September 30,
          2002 and December 31, 2001,
          respectively                              6,963               4,468
     Treasury  stock                              (10,000)                  -
     Paid-in-capital                            4,337,589           3,412,484
     Retained earnings(deficit)                (8,589,965)         (7,341,440)
                                               ----------          ----------

          Total Equity                         (4,255,413)         (3,924,488)
                                               ----------          ----------

          Total Liabilities & Equity              636,115             716,629
                                               ==========          ==========

See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                      Three Months Ended         Nine Months Ended
                                    Sept. 30      Sept. 30     Sept. 30      Sept. 30
                                      2002          2001         2002          2001
                                    --------      --------    ----------    ----------
Contract  revenues  earned           230,369       294,045       552,364       365,965
Cost  of  revenues  earned           125,253       205,732       343,048       273,180
                                    --------      --------    ----------    ----------

Gross profit                         105,116        88,313       209,316        92,785

General & administrative expenses    530,633       664,799     1,479,829     2,027,732
                                    --------      --------    ----------    ----------

Income(Loss) from operations        (425,517)     (576,486)   (1,270,513)   (1,934,947)

Other income                           4,887         7,348        21,988        25,555
                                    --------      --------    ----------    ----------

Income(Loss) before taxes           (420,630)     (569,138)   (1,248,525)   (1,909,392)

Provision  for  income  taxes              -             -             -             -
                                    --------      --------    ----------    ----------

Net  Income(Loss)                   (420,630)     (569,138)   (1,248,525)   (1,909,392)
                                    ========      ========    ==========    ==========

Net Income(Loss) per common share      (0.06)        (0.13)        (0.18)        (0.43)
                                    ========      ========    ==========    ==========


See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                          Sept. 30      Sept. 30     Sept. 30      Sept. 30
                                            2002          2001         2002          2001
                                          --------      --------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       (420,630)     (569,138)   (1,248,525)   (1,909,392)
  Adjustments  to  reconcile  net
    income  to  net  cash  provided
    by  operating  activities:
  Depreciation                              19,895        19,895        59,685        59,987
  Stock  given  as  compensation           188,000             -       480,000             -
  Decrease (increase) in contract
    receivables                           (146,660)     (235,039)      (38,578)     (211,916)
  Decrease  (increase)  in
    inventory                                    -             -           789        30,528
  Decrease (increase) in other
    assets/receivables                      (9,523)       38,207        (4,643)      (66,125)
  Net increase (decrease) in
    billings  related  to costs
    and  estimated  earnings  on
    uncompleted contracts                  161,397       170,850       140,946       245,259
  Increase (decrease) in
    accounts payable                       172,211       117,299       163,445       184,499
  Increase (decrease) in other
    accrued  liabilities                   (62,698)      154,259        13,327       468,310
                                          --------      --------    ----------    ----------
      Net cash provided by
        operating activities               (98,008)     (303,667)     (433,554)   (1,198,850)
                                          --------      --------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition  of  equipment                  (324)            -        (7,037)          330
  Sale  of  equipment                            -             -         3,238        (2,611)
                                          --------      --------    ----------    ----------
      Net  cash  used  in
        investing  activities                 (324)            -        (3,799)       (2,281)
                                          --------      --------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principle payments on notes payable     (725,945)     (101,546)     (766,837)   (1,443,065)
  New  borrowings                          822,789       155,035     1,136,130     1,524,245
  Purchase  of  treasury  stock                  -             -       (10,000)            -
  Sale  of  stock                                -       311,407             -     1,181,182
                                          --------      --------    ----------    ----------
      Net cash used in
        financing activities                96,844       364,896       359,293     1,262,362
                                          --------      --------    ----------    ----------


NET  INCREASE  (DECREASE) IN CASH
AND CASH EQUIVALENTS                        (1,488)       61,229       (78,060)      61,231

CASH  AND  CASH  EQUIVALENTS  AT
BEGINNING OF PERIOD                          4,731            69        81,303           67
                                          --------      --------    ----------    ---------

CASH  AND  CASH  EQUIVALENTS  AT
END OF PERIOD                                3,243        61,298         3,243       61,298
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

Revenue  Recognition
--------------------

     Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. The costs incurred are calculated as costs are recorded in the general ledger for each job. Adjustments are made to reduce the costs if large amounts of material have been assigned to a job, but have not been installed. This method is used because the Company considers expended costs to be the best available measure of progress on these contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

     Other types of revenue such as rent, miscellaneous sales and interest are recorded as earned. These amounts are shown as other income on the financial statements and are considered by the Company to be immaterial to the primary business conducted by the Company.

Cost  Recognition
-----------------

     Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor, supplies, and tool costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined. Warranty obligations are covered by the manufacturer.

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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  2:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED
                    CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                               September 30,      December 31,
                                                    2002               2001
                                              --------------     ---------------
  Costs incurred on uncompleted contracts     $      124,984     $        98,382
  Estimated earnings                                  58,164              34,256
                                              --------------     ---------------
                                                     183,148             132,638
  Billings to date                                   397,931             206,475
                                              --------------     ---------------
                                              $     (214,783)    $       (73,837)
                                              ==============     ===============

  Included  in  the  accompanying  balance
  sheet  under  the  following captions:
    Billings  in  excess  of  costs  and
      estimated earnings on uncompleted
      contracts                               $      214,783     $        73,837
                                              ==============     ===============

NOTE  3:     NOTES  PAYABLE

                                               September 30,      December 31,
                                                    2002               2001
                                              --------------     ---------------
  Unsecured  notes  payable,  due  on
    demand, at 8% to 10%                      $     188,324      $      222,322
  Notes payable to banks, collateralized
    by equipment, due in monthly
    installments  plus interest  through
    September  2002, at 5.75%                         2,761              27,344
  Unsecured line of credit, at 16.75%                23,043              24,665
  Note  payable,  collateralized  by
    accounts receivable, quarterly  interest
    due  through  June 2002,  then  due  in
    48  monthly installments  plus interest
    beginning  in  July  2002  and  ending
    in  June  2006,  at  7.0%                       983,952           1,032,189
  Note  payable, collateralized by 750,692
    shares of Company stock owned by
    two  officers  and additional real
    estate owned by one officer, due
    December  2002,  at  5.25%                      250,830             250,830
  Note  payable,  collateralized  by
    Company  stock, real  estate  and
    vehicles,  due  July  2006,  at  8.75%          128,995             143,088

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  3:     NOTES  PAYABLE  (Continued)

                                               September 30,      December 31,
                                                    2002               2001
                                              --------------     ---------------
  Note  payable,  non-interest bearing,
    convertible to Company stock at the
    option of the lender                            370,000
  Unsecured  notes  payable  to  company
    officers,  due  March  2001  and  July
    2003,  at  8%                                   255,430             119,232
  Note  payable,  collateralized  by
    8300  shares of  Emerson Electric
    stock  owned by a Company shareholder,
    due  December  2002, at 5.25%                   395,100             395,100
  Notes  payable,  building  and  land,
    due  in monthly  installments plus
    interest  through  October  2013, at  9%        345,557             359,929
                                               ------------       -------------

                                                  2,943,992           2,574,699
    Accrued interest                                101,054              91,668
                                               ------------       -------------

                                               $  3,045,046       $   2,666,367
                                               ============       =============


Aggregate annual maturities of debt at September 30, 2002, listed by fiscal year-end are as follows:

                         2002                  $  1,039,299
                         2003                       263,133
                         2004                       294,672
                         2005                       316,998
                         2006                       326,332
                         Thereafter                 703,558
                                               ------------

                                               $  2,943,992
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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE  4:     PROPERTY  AND  EQUIPMENT  (Continued)

                                               September 30,      December 31,
                                                    2002               2001
                                              --------------     ---------------

  Buildings                                   $      71,950      $       60,400
  Vehicles                                          183,803             160,772
  Equipment                                         166,076             147,326
  Furniture                                          22,615              20,353
  Leasehold improvements                             28,841              24,749
                                              -------------      --------------

                                              $     473,285      $      413,600
                                              =============      ==============



NOTE  5:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

     Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

     There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

     A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                               September 30,      December 31,
                                                    2002               2001
                                              --------------     ---------------
  Computed at the statutory rate of 34%       $   (424,499)      $   (673,961)
  Increase  in  tax  resulting  from:
    Net operating loss carryforward                424,499            673,961
                                              ------------       ------------

                                              $          0       $          0
                                              ============       ============

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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


NOTE  7:     BACKLOG

             The following schedule summarizes changes in backlog on contracts during the periods ended September 30, 2002 and December 31, 2001. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year end and from contractual agreements on which work has not yet begun.

                                               September 30,      December 31,
                                                    2002               2001
                                              --------------     ---------------

  Backlog, beginning of period                $   207,893        $       27,454
  New contracts during the period                 655,071               980,333
  Contract  adjustments                                 0                 6,034
                                              -----------        --------------
                                                  862,964             1,013,821
  Less  contract  revenues  earned
  during  the  period                             552,364               805,928
                                              -----------        --------------

  Backlog, end of period                      $   310,600        $      207,893
                                              ===========        ==============


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

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  9:     OTHER  ASSETS  AND  OTHER  LIABILITIES

     Other assets of $21,043 at September 30, 2002, represents $5,000 owed the company from individuals who were issued stock as of September 30, 2002, but had not yet paid for the stock, $1,400 of utility deposits, and $14,643 of advances to employees. Other assets of $17,085 at December 31, 2001, represents $15,000 owed the company from individuals who were issued stock as of December 31, 2001, but had not yet paid for the stock, $1,400 of utility deposits, and $685 of advances to employees. Other liabilities of $301,210 and $739,210, at September 30, 2002 and December 31, 2001, respectively, represents money or services received from individuals purchasing new shares of stock, however, the stock had not been issued by the end of the reporting period.


NOTE  10:     UNISSUED  SHARES  OF  COMPANY  STOCK

     As of September 30, 2002, the Company has collected $189,210 for the sale of 214,710 shares of Company stock and had received services valued at $112,000 for the sale of 560,000 shares of stock. As of September 30, 2002, the stock has not been issued. The transaction is reflected in the financial statements through the receipt of cash, recording of expenses and recording of other liabilities of $301,210. The number of share of Company stock issued and outstanding at September 30, 2002 and the net loss per share do not reflect these additional shares as they were not issued at September 30, 2002.


NOTE  11:     STOCK  COMPENSATION

     General and administrative expenses of $1,479,829 and $2,215,755 includes $480,000 and $847,406 of expenses associated with exchanging Company stock for marketing and administrative services for the periods ended September 30, 2002 and December 31, 2001, respectively. Shares exchanged during the periods ended September 30, 2002 and December 31, 2001 were 2,073,333 and 817,625, respectively. The value of the stock exchanged had an average estimated value of approximately $.23 and $1.04 per share, for the periods ended September 30, 2002 and December 31, 2001, respectively. General and administrative expense of $480,000 and $847,406 was recorded during the periods ended September 30, 2002 and December 31, 2001, respectively.

                                 TECHLITE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  11:     STOCK  COMPENSATION  (Continued)

     The Company's accounting policy for issuing stock for services to employees is to issue the shares at an average market price available at the time the services are performed and when the stock is issued. The policy for issuing shares to non-employees is to negotiate a value for the service and then issue the shares based on the market value of the shares at the time the service is performed.


NOTE  12:     NOTE  PAYABLE  CONVERTIBLE  TO  COMPANY  STOCK

     The Company has entered into an agreement to provide a non-interest-bearing line of credit. The line of credit may be converted, any time before January 5, 2003, to TechLite, Inc. common stock at $0.30 per share. As of September 30, 2002, the Company has drawn $370,000 on the line of credit and none of this amount has been converted to Company stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter of 2002 Compared to Third Quarter of
     ---------------------------------------------------------------------------
2001
----

     Our revenues of $294,045 for the quarter ended September 30, 2001 (Q3 2001) decreased by $63,676 or 22 percent to revenues of $230,369 for the quarter ended September 30, 2002 (Q3 2002). This decrease was due primarily to the transitioning activities that were underway.

     General and administrative expenses for Q3 2002 were $530,633, a reduction of $134,166, compared with general and administrative expenses of $664,799 for Q3 2001. The decrease in general and administrative expenses was due primarily to cost-cutting measures.

     We had a net loss of $420,630 for Q3 2002 compared to net loss of $569,138 for Q3 2001. At the end of Q3 2002 our backlog of business was $310,600, compared to a backlog of $526,344, at the end of Q3 2001.

     Results  of  Operations  -  First  Three Quarters of 2002 Compared to First
     ---------------------------------------------------------------------------
Three  Quarters  of  2001
-------------------------

     Our revenues of $552,364 for the first three quarters of fiscal year 2002 represented an increase of $186,399 from revenues of $365,965 during the first three quarters of 2001. This increase was due primarily to the new sales strategies, implemented earlier in the year.

     General and administrative expenses for the first three quarters of 2002 were $1,479,829, compared with general and administrative expenses of $2,027,732 for the first three quarters of 2001, a reduction of $547,903 or 27 percent. This decrease was due primarily to expense and personnel reductions.

     We had a net loss from operations of $1,248,525 during the first three quarters of 2002, a decrease of $660,867, or 35 percent, from a net loss from operations of $1,909,392 during the first three quarters of 2001.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our  net  loss  of  $1,248,525  for  the  first  three  quarters  of  2002 represented severe negative cash flow. We covered this primarily through an increase of approximately $318,000 in other accrued liabilities, in stock given as compensation in the amount of $480,000 and in new borrowings of $359,000.

     Outlook
     -------

     This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

     The brightened outlook reported at the end of the second quarter, due to TechLite's revamping its sales and marketing efforts and reducing overhead, has started to crystallize. Staff changes include streamlining administrative/sales personnel and adding skilled project managers to expand our project delivery capabilities.

     These expanded delivery capabilities reflect TechLite's confidence in the new relationships focused on generating additional revenue streams. Although revenues for 2002 are expected to remain relatively comparable to those of 2001, our sales efforts already indicate a backlog of deliveries for 2003. Combined with better delivery and lower overhead, much better results are expected for the coming year.

Item  3.          Controls  and  Procedures

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

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

Dated:  November  19,  2002               TECHLITE,  INC.


                                          By:/s/  J.D.  Arvidson
                                             -----------------------------------
                                             J.D.  Arvidson
                                               Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  J.D.  Arvidson,  Chief  Executive  Officer  of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TechLite, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  J.D.  Arvidson
                                         ---------------------------------------
                                         J.D.  Arvidson
                                         Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  J.D.  Arvidson,  Chief  Financial  Officer  of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of TechLite, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November  19,  2002               /s/  J.D.  Arvidson
                                         ---------------------------------------
                                         J.D.  Arvidson
                                         Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of TechLite, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the
"Report"), I, J.D. Arvidson, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                         /s/  J.D.  Arvidson
Dated:  November  19,  2002              ---------------------------------------
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

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Quarterly Report of TechLite, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 (the
"Report"), I, J.D. Arvidson, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                      /s/  J.D.  Arvidson
Dated:  November  19,  2002           ------------------------------------------
                                      J.D.  Arvidson
                                      Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-Q or as a separate disclosure document.