Form 10KSB
period 2002-12-31
TECHLITE INC
filed 2003-04-15
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 333-48675

                                 TECHLITE, INC.
                 (Name of small business issuer in its charter)

         Oklahoma                                            73-1522114
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

                         Common Stock, $0.001 par value
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,031,232.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $929,304 computed by reference to the $0.13 average of the bid and asked price of the Company's Common Stock on April 11, 2003.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,062,755 shares of Common
Stock,  $0.001  par  value,  as  of  April  3,  2003.

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

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Item  1.  Description  of  Business                                            5

          Business  Development                                                5
          Description  of  TechLite's  Business                                5
          Electric  Power  Shortages  and  Lighting  Costs                     5
          Market  of  Decade  and  the  EPA                                    6
          The  Market                                                          6
          No  Out  of  Pocket  Expense                                         7
          Major  Current  Events                                               7
          The  Utility  Companies'  ESCO  Impact                               8
          Independent  Lighting  Retrofit  Companies                           8
          Business  Plan  Summary                                              8
          TechLite  Marketing                                                  9
          Business  Approach                                                   9
          Financial  Considerations                                            9
          Venue  of  Sales                                                    10
          Patents,  Copyrights  and  Intellectual  Property                   10
          Competition                                                         10
          Government  Approval  of  Principal  Products                       10
          Government  Regulations                                             11
          Seasonality                                                         11
          Research  and Development                                           11
          Environmental  Controls                                             11
          Number  of  Employees                                               11
          Intellectual  Property                                              11

Item  2.  Properties                                                          11

          Facilities                                                          11

Item  3.  Legal  Proceedings                                                  11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         12

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  Matters     12

Item  6.  Management's  Discussion  and  Analysis                             14

          Background                                                          15
          Results of Operations                                               15
          Sales                                                               16
          Gross  Margin                                                       16
          Selling,  General  and  Administrative  Expenses                    16
          Net Income (Loss) Before Taxes                                      16
          Balance  Sheet  Items                                               16
          Liquidity  and  Capital  Resources                                  17

Item  7.  Financial  Statements                                               17

Item  8.  Changes in and Disagreements with Accountants on Accounting
            and  Financial  Disclosure                                        32

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance  with  Section  16(a)  of  the  Exchange  Act          32

Item  10. Executive  Compensation                                             32

Item  11. Security Ownership of Certain  Beneficial  Owners and Management    33

Item  12. Certain  Relationships  and  Related  Transactions                  34

Item  13. Exhibits  and  Reports  on  Form  8-K                               34

Item  14. Controls  and  Procedures                                           35

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

     On  March  31,  2003,  TechLite  employed  27  persons  full  time.

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

ITEM  3.  LEGAL  PROCEEDINGS

     On  September  7, 2000, in Civil Action CJ 2000 C4310 filed in the District

Court of Tulsa County, Oklahoma, entitled Kriz-Davis Company vs. TechLite, Inc., et al, TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $51,561. This amount plus attorney fees and court costs are sought in the action. TechLite admits the validity of the claim and has reached a settlement agreement whereby TechLite pays the creditor $1,000 a month.

     On October 5, 2000, in Civil Action CJ 2000 04842 filed in the District Court of Tulsa County, Oklahoma, entitled Broken Arrow Electric Supply, Inc. vs. TechLite Applied Sciences, Inc. TechLite was sued on an open account for the purchase of goods and services in the alleged amount of $142,863.39. This amount plus attorney fees and court costs are sought in the action. TechLite has reached a settlement with the plaintiff in the case whereby TechLite pays the creditor $3,000 a month.

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

                             High          Low
                             ----          ---
     2001:
          1st  Qtr.          2.625         0.75
          2nd  Qtr.          3.2           0.75
          3rd  Qtr.          1.88          0.36
          4th  Qtr.          0.36          0.31

     2002:
          1st  Qtr.          0.33          0.15
          2nd  Qtr.          0.17          0.101
          3rd  Qtr.          0.19          0.1
          4th  Qtr.          0.35          0.1


Holders. Based on information provided by our transfer agent, the Company had 591 shareholders of record of its common stock on April 3, 2003.

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

     Recent Sales of Unregistered Securities. During 2001 and 2002, TechLite sold the following shares of Common Stock to investors in offerings exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash or for services rendered. Each of the purchasers was personally known to the company and its directors prior to the offer made by the Company to sell such securities.

Date         Name of Purchaser              No. of Shares     Consideration  (Cash unless otherwise  indicated)
---------------------------------------------------------------------------------------------------------------
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

305-29-01     Karen  R.  Ball  McKeever             800            1,000.00

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

06-20-01     Fred  E.  Wickman  Family  Trust    10,000           12,500.00

04-02-01     Jim  Arvidson                       100,000          valued  @1.00  per  share  or $100,000.00(3)

05-10-01     Carl  Turnbow  Trust                 15,000          15,000.00

07-12-01     21st  Century  Ventures               4,125          valued  @1.25  per  share  or  $5,156.25


Date         Name of Purchaser              No. of Shares     Consideration  (Cash unless otherwise  indicated)
---------------------------------------------------------------------------------------------------------------
02-25-02     Ron  Knight                         60,000           valued  @.30  per  share  or  $18,000(4)

02-25-02     Timothy  Knight                     20,000           valued  @.30  per share or $6,000(4)


02-25-02     David  Knight                       20,000           valued  @.30  per  share  or $6,000(4)

03-25-02     Stephen I Frates
               Appointed Trust                  400,000           $200,000(2)

03-25-02     MBF  Trust                          60,000           valued  @.30  per  share  or  $18,000(2)

03-25-02     MBF  Trust                         350,000           valued  @.30  per  share  or $105,000(2)

03-25-02     Joe  Frates                        350,000           valued  @.30  per  share or $105,000(5)

03-25-02     Flex  Trust                        113,333           valued  @.30 per share or $33,999.90(2)

03-25-02     Stephen I Frates Rev Trust         400,000           $200,000(2)

03-25-02     Stephen I Frates Rev Trust         150,000           valued @1.00 per share or  $150,000(2)

08-27-02     The  Kaupke  Family  Trust          17,500           valued  @.30 per share or $5,250(6)

08-27-02     Marilou F. Kaupke                   12,000           valued @.30 per share or $3,600(6)

08-27-02     Brian  D.  Kaupke                    2,500           valued  @.30  per  share or $750(6)

09-30-02     Jim  Arvidson                      100,000           valued  @.12  per share or $12,000(7)

09-30-02     Andrew Loosberg                    300,000           valued @.12 per share or $36,000(8)

09-30-02     Ron  Knight                         70,000            $14,000

09-30-02     Ron  Knight                         70,000            $14,000

10-01-02     John  Cantrell                      70,000            $14,000

10-01-02     John  Cantrell                      70,000            $14,000

10-03-02     Jim  Arvidson                      100,000           valued  @.12  per share or $12,000(9)

10-03-02     John  Cantrell                      70,000           valued  @.20  per share or $14,000(9)

10-03-02     John  Cantrell                      70,000           valued  @.20  per share or $14,000(9)

10-03-02     Ron  Knight                         70,000           valued  @.20  per  share  or  $14,000(9)

10-03-02     Ron  Knight                         70,000           valued  @.20  per  share  or  $14,000(9)

11-12-02     Ron  Knight                         70,000           valued  @.20  per  share  or  $14,000(9)

11-12-02     Ron  Knight                         70,000           valued  @.30  per  share  or  $21,000(9)

11-12-02     John  Cantrell                      70,000           valued  @.20  per share or $14,000(9)

11-12-02     John  Cantrell                      70,000           valued  @.30  per share or $21,000(9)

-------------------------------------
(1)     Financial  public  relations.

(2) Guaranteed the repayment by the Company of bank loans made to the Company.

(3)     Mortgaged  his  ranch  to  secure  a  new  bank  loan  to  the  Company.

(4)     Consulting  services  for  liaison  with  the  Texas  School  System.

(5)     Joe  Frates:  350,000;  guaranteed  performance  funds.

(6)     Issued  in  exchange  for  a  1997  Chevrolet  Suburban.

(7)     Additional  consideration  for  a  loan  of  $150,000  to  the  company.

(8)     Compensation  for  services  rendered  as  an  employee  of the company.

(9) Issued in error due to staff replacement. Will be recovered and canceled in 2003.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto. It is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 7 - Financial Statements."

     Background.
     -----------

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

     Results  of  operations.
     ------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of the two fiscal years ended December 31, 2002 and December 31, 2001:

                                                    Year  Ended  December  31
                                                        2002          2001
                                                        ----          ----
     Sales                                              100%          100%
     Cost  of  sales                                     71%           75%
     Gross  margin                                       29%           25%

     Selling,  general  and
          administrative  expenses                      183%          275%

     Net  income  (loss)  before  taxes                (150)%        (246)%

     Sales.
     ------

     Sales of $1,031,232 for the fiscal year that ended 12-31-02 (FY 2002) increased by $225,304, or 28 percent, from sales of $805,928 for the fiscal year that ended 12-31-01 (FY 2001). See above discussion.

     Gross  margin.
     --------------

     Gross margin of $298,221, or 29 percent of sales in FY 2002, increased from $198,426, or 25 percent of sales, for FY 2001.

     Selling,  general  and  administrative  expenses.
     -------------------------------------------------

     Selling, general and administrative expenses decreased to $1,887,167 in FY 2002, from $2,215,775 in FY 2001, a decrease of $328,608, or fifteen percent, at a time when sales increased by 28 percent. This decrease is attributable to reduced administrative salaries.

     Net  income  (loss)  before  taxes.
     -----------------------------------

     A net loss before taxes of $1,550,082 in FY 2002 decreased $432,155, a decrease of 22 percent, from a loss of $1,982,237 in FY 2001, at a time when sales increased by 28 percent. This decrease in loss was attributable primarily to higher sales volume and reduced general and administrative expenses.

     Balance  sheet  items.
     ----------------------

     Significant changes in several balance sheet items occurred from fiscal 2001 to fiscal 2002, in particular the following:

     - A cash position of $913 for the fiscal year ending December 31, 2002 was a decrease from a cash position of $81,303 for the fiscal year ending December 31, 2001,

     - contracts receivable of $203,588 for the fiscal year ending December 31, 2002 increased from $113,389 for the fiscal year ending December 31, 2001,

     - other receivable of $11,810 for the fiscal year ending December 31, 2002 decreased from $15,685 for the fiscal year ending December 31, 2001,

     - inventory of $6,936 for the fiscal year ending December 31, 2002 decreased from $7,724 for the fiscal year ending December 31, 2001,

     - the costs in excess of billings' asset of $235,925 for the fiscal year ending December 31, 2002 changed from a liability, billings in excess of cost, of $73,837 for the fiscal year ending December 31, 2001,

     - the backlog of business increased to $604,728 at December 31, 2002 from $185,682 at December 31, 2001,

     - the retained deficit increased from $8,891,522 for the fiscal year ending December 31, 2002 from $7,341,440 for the fiscal year ending December 31, 2001.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     TechLite had negative cash flow from operations of $446,207 in FY 2002 and $268,400 in FY 2001. The principal components of FY 2002's negative cash flow were a net loss from operations of $1,550,082, an increase of $80,411 in billings related to costs and estimated earnings on uncompleted contracts, an increase in accounts payable of $166,206, and a decrease of $370,243, in accrued liabilities. This drain on liquidity and capital resources was covered by net borrowings of $1,223,316.


ITEM  7.     FINANCIAL  STATEMENTS

          Independent  Accountants' Report                                   18
          Balance  Sheets December 31, 2002 and 2001                         19
          Statements of Income Year Ended December 31, 2002 and 2001         21
          Statements  of  Changes  in  Stockholders'  Equity
               Year Ended December 31, 2002 and 2001                         22
          Statements  of  Cash  Flows  Year  Ended  December  31,
               2002 and 2001                                                 23
          Notes  to  Financial  Statements                                   24

                        Independent Accountants' Report


Board  of  Directors
TechLite,  Inc.
Tulsa,  Oklahoma


We have audited the accompanying balance sheets of TECHLITE, INC. as of December 31, 2002 and December 31, 2001, and the related statements of income, statements of changes in stockholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHLITE, INC. as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the periods then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has unpaid payroll taxes and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 11 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Causon  &  Westhoff

CAUSON  &  WESTHOFF

Tulsa,  Oklahoma
March  29,  2003

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                    DECEMBER 31, 2002 AND DECEMBER 31, 2001

                                     ASSETS
                                     ------

                                                       DEC 2002       DEC 2001
                                                      ----------    -----------
CASH                                                  $      913    $    81,303

ACCOUNTS  RECEIVABLE
  Contract receivables                                   203,588        113,389
  Other receivables                                       11,810         15,685

INVENTORY, At Cost                                         6,936          7,724


PROPERTY  AND  EQUIPMENT,  At  Cost
  Equipment                                              202,132        198,657
  Furniture and fixtures                                  35,717         33,637
  Building and land                                      400,000        400,000
  Leasehold improvements                                  73,064         73,064
  Autos and trucks                                       216,370        205,370
                                                      ----------    -----------
                                                         927,283        910,728
  Less accumulated depreciation                          496,007        413,600
                                                      ----------    -----------
                                                         431,276        497,128
                                                      ----------    -----------

OTHER ASSETS                                              27,400          1,400
                                                      ----------    -----------


        Total Assets                                  $  681,923    $   716,629
                                                      ==========    ===========



See Notes to Financial Statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       DEC 2002       DEC 2001
                                                      ----------    -----------
LIABILITIES
  Accounts payable                                    $ 1,397,184   $   989,829
  Accrued wages                                            17,473
  Payroll and sales tax payable                           100,299       171,874
  Commissions payable                                      22,843
  Billings  in  excess  of  costs  and
    estimated earnings on uncompleted contracts           235,925        73,837
  Notes payable and accrued interest                    3,073,959     2,666,367
  Other liabilities                                       189,210       739,210
                                                      -----------   -----------
        Total Liabilities                               5,036,893     4,641,117
                                                      -----------   -----------


STOCKHOLDERS'  EQUITY
  Preferred stock, $.001 par value; 10,000,000
    authorized  shares;  none  issued
  Common stock, $ .001 par value; 40,000,000
    authorized shares; 8,062,755  and  4,467,422
    issued  and  outstanding  at  December  31,
    2002 and 2001, respectively                             8,063         4,468
  Treasury stock                                          (10,000)
  Additional paid-in capital                            4,538,489     3,412,484
  Retained earnings (deficit)                          (8,891,522)   (7,341,440)
                                                      -----------   -----------
        Total Stockholders' Equity                     (4,354,970)   (3,924,488)
                                                      -----------   -----------



        Total Liabilities & Stockholders' Equity      $   681,923   $   716,629
                                                      ===========   ===========





See Notes to Financial Statements.

                                 TECHLITE, INC.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        DEC 2002       DEC 2001
                                                      ------------  ------------
CONTRACT REVENUES EARNED                              $ 1,031,232   $   805,928

COST OF REVENUES EARNED                                   733,011       607,502
                                                      -----------   -----------

GROSS PROFIT                                              298,221       198,426

GENERAL  AND  ADMINISTRATIVE
  EXPENSES                                              1,887,167     2,215,775
                                                      -----------   -----------

INCOME (LOSS) FROM OPERATIONS                          (1,588,946)   (2,017,349)

OTHER INCOME                                               38,864        35,112
                                                      -----------   -----------

INCOME (LOSS) BEFORE TAXES                             (1,550,082)   (1,982,237)
                                                      -----------   -----------

PROVISION  FOR  INCOME  TAXES

NET INCOME (LOSS)                                     $(1,550,082)   $(1,982,237)
                                                      ===========    ===========

NET INCOME (LOSS) PER SHARE                           $      (.19)   $      (.44)
                                                      ===========    ===========




See Notes to Financial Statements.

                                 TECHLITE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                   Additional
                             Common     Treasury    Paid-in        Retained
                              Stock       Stock     Capital        Earnings         Total
                          ----------   ---------  -----------   -------------    ------------
BALANCE, DEC 31, 2000     $    3,364   $          $ 2,268,281   $  (5,359,203)   $(3,087,558)

NET INCOME (LOSS)                                                  (1,982,237)    (1,982,237)

SALE OF STOCK                  1,104                1,144,203                      1,145,307
                          ----------   --------   -----------   -------------    -----------

BALANCE, DEC 31, 2001          4,468                3,412,484     (7,341,440)     (3,924,488)

NET INCOME (LOSS)                                                 (1,550,082)     (1,550,082)

TREASURY STOCK                          (10,000)                                     (10,000)

SALE OF STOCK                  3,595                1,126,005                      1,129,600
                          ----------   --------   -----------   -------------    -----------

BALANCE, DEC 31, 2002     $    8,063   $(10,000)  $ 4,538,489   $ (8,891,522)    $(4,354,970)
                          ==========   ========   ===========   ============     ===========










See Notes to Financial Statements.

                                TECHLITE , INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        DEC 2002       DEC 2001
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $(1,550,082)  $(1,982,237)
  Adjustments to reconcile net income to net
    cash  provided  by  operating  activities:
  Depreciation and amortization                            82,407        79,882
  Stock given for services                                458,000       847,407
  Decrease (increase) in receivables                      (96,324)      (48,852)
  Decrease (increase) in inventory                            788        28,170
  Decrease (increase) in other assets/receivables         (26,000)       (1,400)
  Net  increase  (decrease)  in  billings  related
    to  costs  and  estimated  earnings  on
    uncompleted contracts                                 162,088        81,677
  Increase (decrease) in accounts payable                 407,355       241,149
  Increase (decrease) in other liabilities                115,561       485,804
                                                      ------------  ------------

    Net cash used in operating activities                (446,207)     (268,400)
                                                      ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Proceeds from sale of fixed assets                                        330
  Acquisition of equipment                                 (5,555)       (1,050)
                                                      ------------  ------------

    Net cash used in investing activities                  (5,555)         (720)
                                                      ------------  ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principle payments on notes payable                    (851,944)    (1,875,100)
  New borrowings                                        1,223,316      1,927,556
  Sale of stock                                                          297,900
                                                      ------------  ------------

    Net cash provided by financing activities             371,372        350,356
                                                      ------------  ------------

NET  INCREASE  IN  CASH  AND
CASH EQUIVALENTS                                          (80,390)        81,236

CASH  AND  CASH  EQUIVALENTS  AT
BEGINNING OF YEAR                                          81,303             67
                                                      ------------  ------------

CASH  AND  CASH  EQUIVALENTS  AT
END OF YEAR                                           $       913   $     81,303
                                                      ===========   ============


See Notes to Financial Statements.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  1:     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature  of  Operations
----------------------

     The Company is organized as an Oklahoma corporation located in Tulsa, Oklahoma. The Company is an energy-efficient lighting specialist primarily engaged in performing retrofits of lighting systems in commercial, educational and healthcare facilities. The work is performed primarily under fixed-price contracts, which were obtained either through negotiations or a bidding process. The length of the contracts varies, typically between 1 and 18 months. Due to the nature of the construction industry, once work is completed on a contract, new contracts must be identified and obtained. The ultimate success in obtaining new contracts from year to year is subject to the inherent uncertainties of the bidding and negotiation process associated with the construction industry.

Revenue  Recognition
--------------------

     Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Material costs are recorded as material is received on the job site. Only enough material for a few days is delivered to the job site at any one time. Excess materials are held in inventory and are not recorded as job expense until delivered. Labor costs are recorded when paid or accrued at the end of a reporting period. This method is used because the Company considers expended costs to be the best available measure of progress on these contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

     Revenue received from direct sale of materials and engineering work is recorded as other income. These amounts are not considered significant to the overall operation of the Company. Warranty work is covered by the manufacturer of the materials. Any revenue generated from warranty work is recorded as other income.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  2:  CONTRACT  RECEIVABLES

Contract  receivables  consist  of:
                                                      DEC 2002        DEC 2001
                                                    -----------     -----------
     Billed
       Completed contracts                          $    53,985     $    64,167
       Contracts in progress                            149,603          49,222
                                                    -----------     -----------

                                                    $   203,588     $   113,389
                                                    ===========     ===========


NOTE  3:  COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                      DEC 2002        DEC 2001
                                                    -----------     -----------
     Costs incurred on uncompleted contracts        $   183,211     $    98,382
     Estimated earnings                                  65,437          34,256
                                                    -----------     -----------
                                                        248,648         132,638
     Billings to date                                   484,573         206,475
                                                    -----------     -----------

                                                    $  (235,925)    $   (73,837)
                                                    ===========     ==========

     Included  in  the  accompanying  balance
       sheet  under  the  following captions:
       Billings  in  excess  of  costs  and
         estimated earnings on uncompleted
         contracts                                  $   235,925     $   73,837
                                                    ===========     ==========


NOTE  4:  NOTES  PAYABLE

                                                      DEC 2002        DEC 2001
                                                    -----------     -----------
     Unsecured notes payable, due on demand,
       at 7% to 10%                                 $   259,008     $   222,322
     Notes payable, collateralized by equipment,
      due in  monthly installments
       plus  interest  through
       September 2002, at 5.75%                                          27,344
     Unsecured line of credit, at 16.75%                 21,706          24,665
     Note  payable,  non-interest  bearing,
       convertible to  Company  stock  at
       the  option  of  the  lender                     279,000

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE  4:  NOTES  PAYABLE  (Continued)

     Note  payable,  collateralized by accounts
       receivable, quarterly interest due
       through  June  2002, then due in 48
       monthly installments plus interest
       beginning in  July  2002  and  ending
       in  June  2006,  at 7.0%                         912,905       1,032,189

     Note  payable,  collateralized  by  Company
       stock, real estate and vehicles,  due
       July  2006,  at  8.75%                           124,569         143,088

     Note payable, collateralized by 750,692
       shares of Company stock owned by two
       officers  and additional  real  estate
       owned  by  one officer,  due  March  2003,
       at  5.75%                                        250,830         250,830

     Unsecured notes payable to company officers,
       due on demand, at 7% to 8%                       374,597         119,232

     Note  payable, collateralized by 8300 shares
      of Emerson Electric stock owned by a Company
      shareholder,  due  March 2003, at 5.25%           395,100         395,100

     Notes  payable,  building  and land, due in
       monthly installments plus interest  through
       October  2013,  at  9%                           340,021         359,929
                                                    -----------     -----------
                                                      2,957,736       2,574,699
     Accrued interest                                   116,223          91,668
                                                    -----------     -----------

                                                    $ 3,073,959     $ 2,666,367
                                                    ===========     ===========

Interest expense incurred during the year ended December 31, 2002, is $348,313. Interest actually paid during the year ended December 31, 2002 is $192,662.

Aggregate  annual  maturities  of  debt  at  December  31,  2002,  are:

               2003                            $  1,578,631
               2004                                 295,926
               2005                                 317,514
               2006                                 236,429
               2007                                  27,650
               Thereafter                           501,586
                                               ------------

                                               $  2,957,736
                                               ============

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  5:  PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                       DEC 2002       DEC 2001
                                                    ------------   ------------
     Buildings                                      $     80,400   $     60,400
     Vehicles                                            186,533        160,772
     Equipment                                           173,100        147,326
     Furniture                                            23,886         20,353
     Leasehold improvements                               32,088         24,749
                                                    ------------   ------------

                                                    $    496,007   $    413,600
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

          There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                       DEC 2002       DEC 2001
                                                    ------------   ------------
     Computed at the statutory rate of 34%          $  (527,028)   $   (673,961)
     Increase  in  tax  resulting  from:
       Net operating loss carryforward allowance        527,028         673,961
                                                    -----------    ------------

                                                    $         0    $          0
                                                    ===========    ============

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  7:  BACKLOG

          The following schedule summarizes changes in backlog on contracts during the years ended December 31, 2002 and 2001. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                       DEC 2002       DEC 2001
                                                    ------------   ------------

     Backlog, beginning of year                     $     185,682  $     27,454
     New contracts during the year                      1,447,578       958,122
     Contract adjustments                                   2,700         6,034
                                                    -------------  ------------
                                                        1,635,960       991,610
     Less contract revenues earned during the year      1,031,232       805,928
                                                    -------------  ------------

     Backlog, end of year                           $     604,728  $    185,682
                                                    =============  ============


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


NOTE  9:  OTHER  ASSETS

     At December 31, 2002 and December 31, 2001, the Company recorded $27,400 and $1,400 respectively, as other assets. Other assets at December 31, 2002 include $1,400 for cash deposits with a utility company and $26,000 in receivables for stock issued, but not paid for as of year-end. Other assets at December 31, 2001 include $1,400 for cash deposits with a utility company.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  10:  CONTINGENCIES

     The Company is a defendant in, and is threatened with, various legal proceedings with respect to certain vendor creditors. Management believes the ultimate liability, to the extent not provided for in amounts currently recorded as liabilities in the financial statements, are not likely to have a material effect on the financial statements taken as a whole.


NOTE  11:  GOING  CONCERN

     Management is continuing to develop strategic alliances with other companies to compliment the marketing and production capabilities of TechLite, Inc. Management believes this would provide TechLite, Inc. and its affiliates the ability to service customers more effectively. Management is also working to gain contracts on jobs which have been under development for some time. Management is also looking to obtain new equity funding to recapitalize the company. The continued existence of the Company may be contingent on obtaining some or all of the above.

     The Oklahoma Tax Commission has filed a tax lien with respect to unpaid payroll taxes. A payment arrangement has been made with the Oklahoma Tax Commission; however, the Company is behind on the payments agreed to be paid. The Company also has unpaid federal payroll taxes which are recorded as liabilities in these financial statements. The Company is attempting to raise additional equity capital, which could be used to fully pay all payroll taxes. However, the length of time the Company can continue as a going concern without paying these payroll taxes is unknown.


NOTE  12:  UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of December 31, 2002, 176,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. The number of shares of Company stock issued and outstanding at December 31, 2002 and the net loss per share do not reflect these additional shares as they were not issued at December 31, 2002.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE  13:  STOCK  COMPENSATION

     General and administrative expenses of $1,887,167 and $2,215,755 for the periods ended December 31, 2002 and 2001 respectively, includes $458,000 and $847,407 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 2,123,333 and 817,625 shares during the periods ended December 31, 2002 and 2001, respectively. The value of the stock exchanged was an average estimated value of approximately $.22 and $1.04 per share, for the periods ended December 31, 2002 and 2001, respectively. Therefore, $458,000 and $847,407 were recorded as general and administrative expense during the periods ended December 31, 2002 and 2001, respectively.

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

                                                           Office Held          Term of
         Person                  Office                       Since              Office
         ------                  ------                    ------------         -------
J.  D.  Arvidson,  64     Chief  Executive  Officer,           1992               2003
                          Chief Financial Officer and
                          Director

C.  O.  Sage,  69         Vice  President  and  Director       1992               2003

General  Gerald  Hahn,
  USAF  (Ret.),  64       Chairman of the Board of             1997               2003
                            Directors

     J. D. "Jim" Arvidson. Mr. Arvidson has 34 years of experience in construction contracting and management. He was engaged for 23 years in the design and construction of grain silos, forage silos and mechanical conveyance systems. He was then involved in the construction of commercial buildings, which construction involved interior lighting design. Mr. Arvidson was the principal founder of TechLite Applied Sciences and was its chief executive officer since its founding in 1992 until it merged with TechLite in 1999.

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

ITEM 10.  EXECUTIVE  COMPENSATION

     The directors of TechLite receive no compensation for their services as directors. The officers of TechLite received from it an aggregate of $185,988 of compensation in the last fiscal year for their services in all capacities.

     The table below sets forth all compensation awarded to, earned by, or paid to Jim Arvidson, the chief executive officer of the company during the last three fiscal years:

                                                               Long Term Compensation
                                                               ----------------------
                                             Awards
                                     ------------------------
       Annual  Compensation                        Securities
-----------------------------------
                                                   Underlying        Payouts
                       Other Annual  Restricted    Options/     LTIP     All  Other
Year   Salary   Bonus  Compensation  Stock Awards  SARS         Payouts  Compensation
----   ------   -----  ------------  ------------  -----------  -------  ------------
2002  $120,000    0    0             0               0            0        0

2001  $120,000    0    0             0               0            0        0

2000   $95,000    0    0             50,000 shares   0          0
                                     valued  at
                                     $2,500

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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information as of March 31, 2003 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:

TechLite                                  No.  of  Shares      %  of  Class
--------                                  ---------------      ------------
J.D.  Arvidson                                681,973                8.5
9316  North  147th  East  Avenue
Owasso,  OK  74136

C.O.  Sage                                    232,292(1)             2.9
7902  South  70th  East  Place
Tulsa,  OK  74133

Gen.  Gerald  Hahn                              1,000                (2)
3744  South  Niagara  Way
Denver,  CO  80237-1248



Officers and Directors
  as a group (3 persons)                      915,265               11.4


(1) These shares are held in joint tenancy with right of survivorship by C.O. Sage and Carol E. Sage, husband and wife, who own 232,292 shares in the aggregate.

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

Item  14.     Controls  and  Procedures

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

                                      TECHLITE,  INC.



Date:  April  15,  2003               By:  /s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson,  Chief  Executive
                                             Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April  15,  2003                    /s/  C.O.  Sage
                                           -------------------------------------
                                           C.O.  Sage,  Vice  President
                                             and  Director



Date:  April  15,  2003                    /s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson,  Chief  Executive
                                             Officer, Chief Financial Officer
                                             and Director



Date:  April  15,  2003                    /s/  Gerald  Hahn
                                           -------------------------------------
                                           Gerald  Hahn,  Director

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  J.D.  Arvidson,  Chief  Executive  Officer  of the registrant, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of TechLite, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April  15,  2003                    /s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson
                                           Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  J.D.  Arvidson,  Chief  Financial  Officer  of the registrant, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of TechLite, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April  15,  2003                    /s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson
                                           Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of TechLite, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, J.D. Arvidson, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  April  15,  2003
                                           /s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson
                                           Chairman and Chief Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of TechLite, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 (the "Report"), I, J.D. Arvidson, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  April  15,  2003
                                           /s/  J.D.  Arvidson
                                           -------------------------------------
                                           J.D.  Arvidson
                                           Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-K or as a separate disclosure document.