Form 10QSB
period 2003-03-31
TECHLITE INC
filed 2003-05-15
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

     As of May 8, 2003, there were 8,062,755 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets  March  31,  2003  (unaudited)  and
     December  31,  2002  (unaudited)                                         3
     Statements  of  Income  (unaudited)  Three  Months
          Ended  March  31,  2003  and  2002                                  4
     Statements  of  Cash  Flows  (unaudited)  Three  Months
          Ended  March  31,  2003  and  2002                                  5
     Notes  to  Financial  Statements  (unaudited)                            6

                                 TECHLITE, INC.
                                 BALANCE SHEETS
         As of the three months ended March 31, 2003 and the year ended
                                December 31, 2002

                                            March 31, 2003     December 31, 2002
                                             (Unaudited)           (Audited)
                                            --------------     -----------------
ASSETS
     Cash                                          12,057                   913
     Contract receivables                         230,580               203,588
     Inventory                                      6,936                 6,936
     Property  &  equipment
     Equipment                                    202,132               202,132
     Furniture and fixtures                        35,717                35,717
     Building and land                            400,000               400,000
     Leasehold improvements                        73,394                73,064
     Autos and trucks                             203,870               216,370
                                              -----------           -----------
                                                  915,113               927,283
     Less accumulated depreciation                501,464               496,007
                                              -----------           -----------
                                                  413,649               431,276
                                              -----------           -----------

     Other  assets,  net                          40,722                 39,210
                                              -----------           -----------

          Total Assets                           703,944                681,923
                                              ==========            ===========

LIABILITIES

     Accounts payable                          1,253,519              1,397,184
     Accrued wages                                35,473                 17,473
     Billings in excess of costs & estimated
       earnings on uncompleted contracts         347,209                235,925
     Taxes payable                               146,559                100,299
     Notes payable                             3,309,771              3,073,959
     Other liabilities                           215,069                212,053
                                              -----------           -----------

          Total Liabilities                    5,307,600              5,036,893
                                              -----------           -----------

EQUITY

     Preferred  stock,  $.001  par  value;
       10,000,000 authorized  shares;
       none  issued                                    -                      -
     Common  stock,  $.001  par  value;
       40,000,000 authorized  shares;
       8,062,755  issued  and outstanding
       at March 31, 2003                           8,063                  8,063
       and December 31, 2002, respectively
     Treasury stock                              (10,000)               (10,000)
     Paid-in-capital                           4,538,489              4,538,489
     Retained earnings(deficit)               (9,140,208)            (8,891,522)
                                              -----------           -----------

          Total Equity                        (4,603,656)            (4,354,970)
                                              -----------           -----------

          Total Liabilities & Equity             703,944                681,923
                                              ==========            ===========

See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Three Months Ended
                                                       March 31        March 31
                                                       --------        --------
                                                          2003           2002
                                                       ---------       --------
Contract revenues earned                                 171,588        194,062
Cost of revenues earned                                  129,838        143,422
                                                       ---------       --------

Gross profit                                              41,750         50,640

General & administrative expenses                        309,426        627,850
                                                       ---------       --------

Income(Loss) from operations                            (267,676)      (577,210)

Other income                                              18,990          9,527
                                                       ---------       --------

Income(Loss) before taxes                               (248,686)      (567,683)

Provision  for  income  taxes                                  -              -
                                                       ---------       --------

Net Income (Loss)                                       (248,686)      (567,683)
                                                       =========       ========

Net Income(Loss) per common share                          (0.03)         (0.09)
                                                       =========       ========



See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                       March 31        March 31
                                                       --------        --------
                                                          2003           2002
                                                       ---------       --------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                    (248,686)       (567,683)
  Adjustments  to  reconcile  net  income  to  net
    cash  provided  by  operating  activities:
  Depreciation                                           17,957          19,895
  Stock  given  as  compensation                              -         292,000
  (Gain)  loss  of  sale  of  assets                       (400)              -
  Decrease (increase) in contract receivables           (26,991)        (21,480)
  Decrease (increase) in inventory                            -             789
  Decrease (increase) in other assets/receivables        (1,513)          9,980
  Net increase (decrease) in billings related  to
    costs  and  estimated  earnings  on
    uncompleted contracts                               111,284         (17,541)
  Increase (decrease) in accounts payable              (143,265)        (54,367)
  Increase (decrease) in other accrued liabilities       80,245          27,052
                                                       ---------       --------
    Net cash used in operating activities              (211,369)       (311,355)
                                                       ---------       --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Acquisition  of  equipment                               (330)         (6,713)
  Sale  of equipment                                          -           3,238
                                                       ---------       --------
    Net cash used in investing activities                  (330)         (3,475)
                                                       ---------       --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principle payments on notes payable                   (95,849)        (24,707)
  New borrowings                                        318,692         268,447
  Purchase of treasury stock                                  0         (10,000)
  Sale of stock                                               -               -
                                                       ---------       --------
    Net cash provided by financing activities           222,843         233,740
                                                       ---------       --------

NET  INCREASE  (DECREASE)  IN  CASH
  AND CASH EQUIVALENTS                                   11,144         (81,090)

CASH  AND  CASH  EQUIVALENTS  AT
  BEGINNING OF PERIOD                                       913          81,303
                                                       ---------       --------

CASH  AND  CASH  EQUIVALENTS  AT
  END OF PERIOD                                          12,057             213
                                                       ========        ========

See  Notes  to  Financial  Statements

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


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

                                    UNAUDITED


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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  2:     CONTRACT  RECEIVABLES

Contract  receivables  consist  of:

                                                         MAR 2003     DEC 2002
                                                        ---------     ---------
  Billed
    Completed contracts                                 $  15,396     $  53,985
    Contracts in progress                                 215,184       149,603
                                                        ---------     ---------

                                                        $ 230,580     $ 203,588
                                                        =========     =========


NOTE  3:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                         MAR 2003     DEC 2002
                                                        ---------     ---------
     Costs incurred on uncompleted contracts            $ 292,606     $ 183,211
     Estimated earnings                                   127,630        65,437
                                                        ---------     ---------
                                                          420,236       248,648
     Billings to date                                     767,445       484,573
                                                        ---------     ---------
                                                        $(347,209)    $(235,925)
                                                        =========     =========

     Included  in  the  accompanying  balance
     sheet  under  the  following captions:
       Billings  in  excess  of  costs  and estimated
       earnings on uncompleted contracts                $ 347,209     $ 235,925
                                                        =========     =========

NOTE  4:     NOTES  PAYABLE

                                                         MAR 2003    DEC 2002
                                                        ---------    ---------

     Unsecured  notes  payable,  due  on demand,
       at 7% to  10%                                    $  258,508   $  259,008
     Unsecured line of credit, at 16.75%                    22,311       21,706
     Unsecured line of credit, at 7.25%                    189,000
     Note  payable,  non-interest  bearing,
       collateralized  by  second  mortgage  on
       Company's  office  building, due in full
       March 31, 2003                                      125,000
     Note  payable,  non-interest  bearing,
       convertible to  Company  stock  at  the
       option  of  the lender                              279,000      279,000

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  4:     NOTES  PAYABLE  (Continued)

     Note  payable,  collateralized by accounts
       receivable, quarterly interest due  through
       June  2002, then due in 48 monthly installments
       plus interest beginning in  July  2002  and
       ending  in  June  2006,  at 7.0%                    879,403      912,905

     Note  payable,  collateralized  by  Company
       stock, real estate and  vehicles,  due
       July  2006,  at  8.75%                              116,880      124,569

     Note payable, collateralized by 750,692 shares
       of Company stock owned by  two  officers  and
       additional  real  estate  owned  by  one
       officer,  due  March  2003,  at  5.75%              250,830      250,830

     Unsecured notes payable to company officers, due
       on demand, at 7% to 8%                              324,597      374,597

     Note payable, collateralized by 8300 shares of
       Emerson Electric stock  owned  by a Company
       shareholder, due  March 2003, at 5.25%               395,100     395,100

     Notes  payable,  building  and land, due in
       monthly  installments plus interest
       through  October  2013,  at  9%                      339,950     340,021
                                                         ----------  ----------
                                                          3,180,579   2,957,736

     Accrued interest                                       129,192     116,223
                                                         ----------  ----------

                                                         $3,309,771  $3,073,959
                                                         ==========  ==========

Interest expense incurred during the period ended March 31, 2003, is $60,225. Interest actually paid during the period ended March 31, 2003 is $36,824.

Aggregate  annual  maturities  of  debt  at  March  31,  2003,  are:

                 2003                                     $1,797,388
                 2004                                        295,926
                 2005                                        317,514
                 2006                                        236,429
                 2007                                         27,650
                 Thereafter                                  505,672
                                                          ----------

                                                          $3,180,579
                                                          ==========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  5:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                         MAR 2003     DEC 2002
                                                        ---------     ---------
     Buildings                                          $  85,400     $  80,400
     Vehicles                                             179,306       186,533
     Equipment                                            178,012       173,100
     Furniture                                             24,823        23,886
     Leasehold improvements                                33,923        32,088
                                                        ---------     ---------
                                                        $ 501,464     $ 496,007
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

          There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                         MAR 2003     DEC 2002
                                                        ---------     ---------
     Computed at the statutory rate of 34%              $  (84,553)   $(527,028)
     Increase  in  tax  resulting  from:
       Net operating loss carryforward allowance            84,553      527,028
                                                        ----------    ---------

                                                        $        0    $       0
                                                        ==========    =========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  7:     BACKLOG

          The following schedule summarizes changes in backlog on contracts during the period ended March 31, 2003 and the year ended December 31, 2002. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                         MAR 2003    DEC 2002
                                                        ---------    ---------
     Backlog, beginning of year                         $ 604,728    $  185,682
     New contracts during the year                         35,937     1,447,578
     Contract adjustments                                  29,605         2,700
                                                        ---------    ----------
                                                          670,270     1,635,960
     Less contract revenues earned during the year        171,588     1,031,232
                                                        ---------    ----------

     Backlog, end of period                             $ 498,682    $  604,728
                                                        =========    ==========

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


NOTE  9:     OTHER  ASSETS

     At March 31, 2003 and December 31, 2002, the Company recorded $40,722 and $39,210 respectively, as other assets. Other assets at March 31, 2003 include $1,400 for cash deposits with a utility company, $26,000 in receivables for stock issued, $12,828 of sales advances and $494 in payroll advances. Other assets at December 31, 2002 include $1,400 for cash deposits with a utility company, $26,000 in receivables for stock issued, and $11,810 of sales advances

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  10:     CONTINGENCIES

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


NOTE  12:      UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of March 31, 2003, 176,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. The number of shares of Company stock issued and outstanding and the net loss per share, at March 31, 2003 and December 31, 2002, do not reflect these additional shares, as they were not issued.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  13:     STOCK  COMPENSATION

     General and administrative expenses of $627,850 for the period ended March 31, 2002, includes $292,000 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 973,333 shares during the period ended March 31, 2002. The value of the stock exchanged was an average estimated value of approximately $.30 per share, for the period ended March 31, 2002. Therefore, $292,000 was recorded as general and administrative expense during the period ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of  Operations  -  First  Quarter of Fiscal 2003 Compared to First
     ---------------------------------------------------------------------------
Quarter  of  Fiscal  Year  2002
-------------------------------

     Our revenues of $171,588 for the quarter ended March 31, 2003 (Q1 2003) decreased by $22,474 or 12 percent from revenues of $194,062 for the quarter ended March 31, 2002 (Q1 2002). This decrease was due to a small amount of contract sales billings during January and March.

     General and administrative expenses for Q1 2003 were $309,426, or just over one and one-half times revenues, compared with general and administrative expenses of $627,850, or just over three times revenues, for Q1 2002. The major item of general and administrative expenses for Q1 2003 was administrative salaries and interest expense.

     We had a net loss of $248,686 for Q1 2003 compared to net loss of $567,683 for Q1 2002. At the end of Q1 2003 our backlog of business was $498,682.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our net loss of $248,686 the first quarter represented negative cash flow. We covered this through an increase of $80,245 in other accrued liabilities, and new borrowings of $318,692.

     Outlook
     -------

     This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

     We feel that our outlook is continually improving as a result of embarking upon an aggressive strategy to write business and reduce our overhead. This includes reducing our conventional in-house sales force and forging strategic agreements to penetrate selected markets. Among the benefits of this approach is the deferral of most of our sales cost until after an order is received and avoiding most sales cost in cases where an order is not received. It also involves going to market through non-traditional outlets, where our type of work, though not typically part of the standard basket of goods, can nevertheless be realized by capitalizing on existing end-user goodwill. Because of this strategy, in the past twelve months sales contracts have increased approximately 250 percent. Expectations are high that this effort will continue to yield results that will markedly boost sales even more. Techlite remains committed to existing national alliances, particularly in the areas of survey and delivery that will fulfill the increased sales.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit                              Item
     -------                              ----

      2          -     Agreement  of  merger  of  October  16,  1998,  between
                       TechLite,  Inc.  and  TechLite  Applied  Sciences,  Inc.*

      3.1        -     Articles  of  Incorporation  of  TechLite,  Inc.*

      3.2        -     Bylaws  of  TechLite,  Inc.*

     10.1        -     1998  stock  Option  Plan  adopted  by  TechLite, Inc.*

     99          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1        -     Certification of Chief Financial Officer  pursuant to  18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.


(b)  Reports  on  Form  8-K

     None


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May  14,  2003                    TECHLITE,  INC.


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


Date:  May  14,  2003                    /s/  J.D.  Arvidson
                                         ---------------------------------------
                                         J.D.  Arvidson
                                         Chief  Executive  Officer

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


Date:  May  14,  2003                    /s/  J.D.  Arvidson
                                         ---------------------------------------
                                         J.D.  Arvidson
                                         Chief  Financial  Officer

                                 TechLite, Inc.
                          Commission File No. 333-68071

                    Index to Exhibits to Form 10-QSB 03-31-03


     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit                              Item

      2          -     Agreement  of  merger  of  October  16,  1998,  between
                       TechLite,  Inc.  and  TechLite  Applied  Sciences,  Inc.*

      3.1        -     Articles  of  Incorporation  of  TechLite,  Inc.*

      3.2        -     Bylaws  of  TechLite,  Inc.*

     10.1        -     1998  stock  Option  Plan  adopted  by  TechLite, Inc.*

     99          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1        -     Certification of Chief Financial Officer  pursuant to  18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



     * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.