Form 10QSB
period 2003-06-30
TECHLITE INC
filed 2003-08-19
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

     As of August 13, 2003, there were 8,062,755 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                 TECHLITE, INC.
                                 BALANCE SHEETS
          As of the six months ended June 30, 2003 and the year ended
                                December 31, 2002

                                             June 30, 2003     December 31, 2002
                                              (Unaudited)          (Audited)
                                             -------------     -----------------

ASSETS
  Cash                                                260                   913
  Contract receivables                            616,829               203,588
  Inventory                                         6,936                 6,936
  Property  &  equipment
    Equipment                                     207,400               202,132
    Furniture and fixtures                         35,717                35,717
    Building and land                             400,000               400,000
    Leasehold improvements                         73,394                73,064
    Autos and trucks                              203,870               216,370
                                               ---------             ----------
                                                  920,381               927,283
    Less accumulated depreciation                 519,763               496,007
                                               ---------             ----------
                                                  400,618               431,276
                                               ---------             ----------

  Other  assets,  net                              31,724                39,210
                                               ---------             ----------

    Total Assets                                1,056,367               681,923
                                               ==========            ==========


LIABILITIES

  Accounts payable                              1,665,730             1,397,184
  Accrued wages                                   111,834                17,473
  Billings in excess of costs & estimated
    earnings on uncompleted contracts             178,838               235,925
  Taxes payable                                   214,925               100,299
  Notes payable                                 3,236,799             3,073,959
  Other liabilities                               255,788               212,053
                                               ---------             ----------

    Total Liabilities                           5,663,914             5,036,893
                                               ---------             ----------

EQUITY

  Preferred  stock,  $.001  par  value;
    10,000,000 authorized  shares;
    none  issued                                        -                     -
  Common  stock,  $.001  par  value;
    40,000,000 authorized  shares;
    8,062,755  issued and outstanding
    at June 30, 2003                                8,063                 8,063
    and December 31, 2002, respectively
  Treasury stock                                  (10,000)              (10,000)
  Paid-in-capital                               4,538,489             4,538,489
  Retained earnings(deficit)                   (9,144,099)           (8,891,522)
                                               ---------             ----------

    Total Equity                               (4,607,547)           (4,354,970)
                                               ---------             ----------

    Total Liabilities & Equity                  1,056,367               681,923
                                               ==========            ==========


See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                      Three Months Ended     Six Months Ended
                                      ------------------    -------------------
                                      June 30    June 30    June 30     June 30
                                        2003       2002       2003       2002
                                      --------   -------   ---------   --------
Contract  revenues  earned             949,450   127,933   1,121,038    321,995
Cost of revenues earned                697,047    74,373     826,885    217,795
                                       -------  --------   ---------   --------
Gross profit                           252,403    53,560     294,153    104,200

General & administrative expenses      266,075   321,346     575,501    949,196
                                       -------  --------   ---------   --------

Income (Loss) from operations          (13,672) (267,786)   (281,348)  (844,996)

Other income                             9,781     7,574      28,771     17,101
                                       -------  --------   ---------   --------

Income (Loss) before taxes              (3,891) (260,212)   (252,577)  (827,895)

Provision  for income taxes                  -         -           -          -
                                       -------  --------   ---------   --------

Net Income (Loss)                       (3,891) (260,212)   (252,577)  (827,895)
                                       =======  ========   =========   ========

Net Income (Loss) per common share       (0.00)    (0.04)      (0.03)     (0.13)
                                       =======  ========   =========   ========






See Notes to Financial Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                       Three Months Ended     Six Months Ended
                                      -------------------  ---------------------
                                       June 30    June 30    June 30     June 30
                                        2003       2002       2003       2002
                                      --------  - -------  ---------   ---------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                     (3,891)  (260,212)  (252,577)  (827,895)
  Adjustments to reconcile net income
    to net cash  provided by operating
    activities:
    Depreciation                        18,299     19,895     36,256     39,790
    Stock  given  as  compensation           -          -          -    292,000
    (Gain) loss of sale of assets            -          -       (400)         -
    Decrease (increase) in contract
      receivables                     (386,250)   129,562   (413,241)   108,082
    Decrease (increase) in inventory         -          -          -        789
    Decrease (increase) in other
      assets/receivables                 8,999     (5,100)     7,486      4,880
    Net increase (decrease) in
      billings  related  to
      costs and estimated earnings
      on uncompleted contracts        (168,371)    (2,910)   (57,087)   (20,451)
    Increase (decrease) in
      accounts payable                 412,211     45,601    268,946     (8,766)
    Increase (decrease) in other
      accrued liabilities              197,411     48,973    277,656     76,025
                                      --------   --------   --------   --------
    Net  cash  provided  by
     (used in) operating activities     78,408    (24,191)  (132,961)  (335,546)
                                      --------   --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition  of  equipment            (5,268)         -     (5,598)    (6,713)
  Sale  of  equipment                        -          -          -      3,238
                                      --------   --------   --------   --------
    Net  cash  used  in
      investing  activities             (5,268)         -     (5,598)    (3,475)
                                      --------   --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principle payments on notes
    payable                           (279,937)   (16,185)  (375,786)   (40,892)
  New borrowings                       195,000     44,894    513,692    313,341
  Purchase of treasury stock                 -          -          -    (10,000)
  Sale of stock                              -          -          -          -
                                      --------   --------   --------   --------
    Net  cash  provided  by
     (used  in)  financing
     activities                        (84,937)    28,709    137,906    262,449
                                      --------   --------   --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 (11,797)     4,518       (653)   (76,572)

CASH  AND  CASH  EQUIVALENTS  AT
  BEGINNING OF PERIOD                   12,057        213        913      81,303
                                      --------   --------   --------   --------

CASH AND CASH  EQUIVALENTS AT
  END OF PERIOD                            260      4,731        260       4,731
                                      ========   ========   ========   =========

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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  2:     CONTRACT  RECEIVABLES

Contract  receivables  consist  of:

                                                    JUNE 2003        DEC 2002
                                                  ------------     ------------
     Billed
       Completed contracts                        $      3,882     $    53,985
       Contracts in progress                           612,947         149,603
                                                  ------------     -----------

                                                  $    616,829     $   203,588
                                                  ============     ===========


NOTE  3:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED  CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                    JUNE 2003        DEC 2002
                                                  ------------     ------------
     Costs incurred on uncompleted contracts      $  896,863       $    183,211
     Estimated earnings                              266,213             65,437
                                                  ------------     -----------
                                                   1,163,076            248,648
     Billings to date                              1,341,914            484,573
                                                  ------------     -----------

                                                  $ (178,838)      $  (235,925)
                                                  ==========       ===========


     Included  in  the  accompanying balance
     sheet under the following captions:
       Billings  in  excess  of  costs  and
         estimated earnings on uncompleted
         contracts                                $  178,838       $    235,925
                                                  ==========       ============

NOTE  4:     NOTES  PAYABLE

                                                    JUNE 2003        DEC 2002
                                                  ------------     ------------
     Unsecured notes payable, due on demand,
       at 7% to 10%                               $   210,312      $   259,008
     Unsecured line of credit, at 16.75%               22,311           21,706
     Unsecured line of credit, at 7.25%               104,000
     Note  payable,  non-interest  bearing,
       collateralized  by second  mortgage
       on  Company's  office  building,
       due in full March 31, 2003                     125,000
     Note  payable,  non-interest  bearing,
       convertible to  Company  stock  at  the
       option  of  the lender                         279,000           279,000



                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  4:     NOTES  PAYABLE  (Continued)

     Note  payable,  collateralized by accounts
       receivable, quarterly interest  due
       through  June  2002, then due in 48
       monthly installments plus interest
       beginning  in July 2002 and ending in
       June  2006,  at 7.0%                           846,957           912,905

     Note  payable,  collateralized  by
       Company stock, real estate and
       vehicles, due July 2006, at 8.75%              112,760

     Note payable,  unsecured,  due
       September  2003  at  7%                        175,000

     Note  payable,  unsecured,  due
       September  2003  at 7.5%                        20,000           124,569

     Note payable, collateralized by
       750,692 shares of Company stock owned
       by  two  officers  and  additional
       real  estate  owned  by  one officer,
       due  March  2003,  at  5.75%                   250,830           250,830

     Unsecured notes payable to company
       officers, due  on demand, at 7% to 8%          215,287           374,597

     Note  payable, collateralized by 8300
       shares of Emerson Electric stock
       owned  by  a  Company shareholder,
       due  June  2003, at 5.25%                      395,100           395,100

     Notes  payable,  building  and land,
       due in monthly installments plus
       interest  through  October  2013,
       at  9%                                         339,084           340,021
                                                   ----------        ----------
                                                    3,095,641         2,957,736
     Accrued interest                                 141,158           116,223
                                                   ----------        ----------

                                                   $3,236,799        $3,073,959
                                                   ==========        ==========


Interest expense incurred during the period ended June 30, 2003, is $135,974. Interest actually paid during the period ended June 30, 2003 is $73,297.

Aggregate  annual  maturities  of  debt  at  June  30,  2003,  are:

                    2003                    $  1,712,450
                    2004                         295,926
                    2005                         317,514
                    2006                         236,429
                    2007                          27,650
                    Thereafter                   505,672
                                            ------------
                                            $  3,095,641
                                            ============

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  5:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                               JUNE 2003           DEC 2002
                                            --------------     --------------
     Buildings                              $       90,400     $       80,400
     Vehicles                                      184,578            186,533
     Equipment                                     183,267            173,100
     Furniture                                      25,760             23,886
     Leasehold improvements                         35,758             32,088
                                            --------------     --------------

                                            $      519,763     $      496,007
                                            ==============     ==============


NOTE  6:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

     Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

     There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                 JUNE 2003         DEC 2002
                                              --------------   --------------
     Computed at the statutory rate of 34%     $   (85,876)    $   (527,028)
       Increase  in  tax  resulting  from:
         Net operating loss
           carryforward allowance                   85,876          527,028
                                               -----------     ------------

                                               $         0     $          0
                                               ===========     ============

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  7:     BACKLOG

          The following schedule summarizes changes in backlog on contracts during the period ended June 30, 2003 and the year ended December 31, 2002.
Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                 JUNE 2003         DEC 2002
                                              --------------   --------------
     Backlog, beginning of year               $     604,728    $     185,682
     New contracts during the year                2,301,336        1,447,578
     Contract adjustments                            41,790            2,700
                                              -------------    -------------
                                                  2,947,854        1,635,960
     Less contract revenues earned
      during the year                             1,121,038        1,031,232
                                              -------------    -------------

     Backlog, end of period                   $   1,826,816    $     604,728
                                              =============    =============

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


NOTE  9:     OTHER  ASSETS

     At June 30, 2003 and December 31, 2002, the Company recorded $31,724 and $39,210 respectively, as other assets. Other assets at June 30, 2003 include $1,540 for cash deposits with a utility company, $26,000 in receivables for stock issued, $1,888 of sales advances and $2,296 in payroll advances. Other assets at December 31, 2002 include $1,400 for cash deposits with a utility company, $26,000 in receivables for stock issued, and $11,810 of sales advances.

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


NOTE  12:      UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of June 30, 2003, 176,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. The number of shares of Company stock issued and outstanding and the net loss per share, at June 30, 2003 and December 31, 2002, do not reflect these additional shares, as they were not issued.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  13:     STOCK  COMPENSATION

     General and administrative expenses of $949,196 for the period ended June 30, 2002, includes $292,000 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 973,333 shares during the period ended June 30, 2002. The value of the stock exchanged was an average estimated value of approximately $.30 per share, for the period ended June 30, 2002. Therefore, $292,000 was recorded as general and administrative expense during the period ended June 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of  Operations - Second Quarter of 2003 Compared to Second Quarter
     ---------------------------------------------------------------------------
of  2002
--------

     Our revenues of $127,933 for the quarter ended June 30, 2002 (Q2 2002) increased by $821,517 or 642 percent to revenues of $949,450 for the quarter ended June 30, 2003 (Q2 2003). This increase was due primarily to a more targeted sales approach aimed at fast-track opportunities.

     General and administrative expenses for Q2 2003 were $266,075, a reduction of $55,271when compared with general and administrative expenses of $321,346 for Q2 2002. The decrease in general and administrative expenses was due primarily to cost cutting measures.

     We had a net loss of $3,891 for Q2 2003 compared to net loss of $260,212 for Q2 2002. At the end of Q2 2003 our backlog of business was $1,826,816, compared to a backlog of $89,269 at the end of Q2 2002.

     Results  of  Operations - First Half of 2003 Compared to First Half of 2002
     ---------------------------------------------------------------------------

     Our revenues of $1,121,038 for the first half of fiscal year 2003 represented an increase of $799,043 from revenues of $321,995 during the first half of 2002. This increase was due primarily to new sales strategies.

     General and administrative expenses for the first half of 2003 were $575,501, compared with general and administrative expenses of $949,196 for the first half of 2002, a reduction of $373,695 or 39 percent. The decrease was due primarily to expense and personnel reductions.

     We had a net loss from operations of $281,348 during the first half of 2003, a decrease of $563,648, or 67 percent, from a net loss from operations of $844,996 during the first half of 2002. Our total net loss of $252,577 for the first half of 2003 represented a reduction of $515,318 from a loss of $827,895 for the first half of 2002, a decrease of 69 percent.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our net loss of $252,577 for the first half of 2003 represented negative cash flow. We covered this primarily through an increase of $268,946 in accounts payable, an increase of $277,656 in other accrued liabilities and the issuance of $292,000 worth of stock as compensation for services.

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

      2          -     Agreement  of  merger  of  October  16,  1998,  between
                       TechLite, Inc.  and TechLite  Applied  Sciences,  Inc.*

      3.1        -     Articles  of  Incorporation  of  TechLite,  Inc.*

      3.2        -     Bylaws  of  TechLite,  Inc.*

     10.1        -     1998  stock  Option  Plan  adopted  by  TechLite, Inc.*

     31          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1        -     Certification of  Chief Financial Officer  pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1        -     Certification of  Chief Financial Officer  pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.

(b)     Reports  on  Form  8-K

        None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August  19,  2003               TECHLITE,  INC.


                                        /s/  J.D.  Arvidson
                                        ----------------------------------------
                                        J.D.  Arvidson
                                          Chief  Executive  Officer

                                 TechLite, Inc.
                          Commission File No. 333-68071

                        INDEX TO EXHIBITS TO FORM 10-QSB
                  For the quarterly period ended June 30, 2003


     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

     Exhibit                              Item
    --------                              ----

      2          -     Agreement  of  merger  of  October  16,  1998,  between
                       TechLite,  Inc.  and  TechLite  Applied Sciences, Inc.*

      3.1        -     Articles  of  Incorporation  of  TechLite,  Inc.*

      3.2        -     Bylaws  of  TechLite,  Inc.*

     10.1        -     1998  stock  Option  Plan  adopted  by  TechLite, Inc.*

     31          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.1        -     Certification  of  Chief Financial Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32          -     Certification  of  Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1         -    Certification  of Chief Financial Officer  pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     * Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein