Form 10QSB
period 2003-09-30
TECHLITE INC
filed 2003-11-18
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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


     Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 10, 2003, there were 8,062,755 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements                                            Page
                                                                           ----
     Balance  Sheets  as of the nine months ended
          September 30, 2003 (unaudited) and  the  year
          ended  December  31,  2002  (audited)                               3

     Statements  of Income (unaudited) Three Months Ended
          September 30, 2003 and 2002  and  Nine  Months
          Ended  September  30,  2003  and  2002                              4

     Statements  of Cash Flows (unaudited) Three Months
          Ended September 30, 2003 and  2002  and  Nine
          Months  Ended  September  30,  2003  and  2002                      5

     Notes to Financial Statements (Unaudited)                                6

                                TECHLITE, INC.
                                 BALANCE SHEETS
        As of the nine months ended September 30, 2003 and the year ended
                                December 31, 2002

                                           September 30, 2003  December 31, 2002
                                              (Unaudited)          (Audited)
                                           ------------------  ------------------
ASSETS
  Cash                                                88,326                913
  Contract receivables                               217,301            203,588
  Inventory                                            6,936              6,936
  Property  &  equipment
    Equipment                                        207,400            202,132
    Furniture and fixtures                            35,717             35,717
    Building and land                                400,000            400,000
    Leasehold improvements                            73,394             73,064
    Autos and trucks                                 202,460            216,370
                                                  ----------         ----------
                                                     918,971            927,283
    Less accumulated depreciation                    531,933            496,007
                                                  ----------         ----------
                                                     387,038            431,276
                                                  ----------         ----------

  Other  assets,  net                                 32,601             39,210
                                                  ----------         ----------

      Total Assets                                   732,202            681,923
                                                  ==========         ==========

LIABILITIES

  Accounts payable                                 1,509,406          1,397,184
  Accrued wages                                      124,878             17,473
  Billings in excess of costs & estimated
    earnings on uncompleted contracts                  2,774            235,925
  Taxes payable                                      167,396            100,299
  Notes payable                                    2,864,663          3,073,959
  Other liabilities                                  278,465            212,053
                                                  ----------         ----------
      Total Liabilities                            4,947,582          5,036,893
                                                  ----------         ----------

EQUITY

  Preferred stock, $.001 par value;  10,000,000
    authorized  shares;  none  issued                      -                  -
  Common stock, $.001 par value;  40,000,000
    authorized  shares;  8,062,755  issued
    and outstanding at September 30, 2003              8,063              8,063
    and  December  31,  2002,  respectively
  Treasury stock                                     (10,000)           (10,000)
  Paid-in-capital                                  4,538,489          4,538,489
  Retained earnings (deficit)                     (8,751,932)        (8,891,522)
                                                  ----------         ----------

      Total Equity                                (4,215,380)        (4,354,970)
                                                  ----------         ----------

      Total Liabilities & Equity                     732,202            681,923
                                                  ==========         ==========

See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                      Three Months Ended         Nine Months Ended
                                    Sept. 30      Sept. 30     Sept. 30      Sept. 30
                                      2003          2002         2003          2002
                                    --------      --------    ----------    ----------
Contract revenues earned            1,592,689      230,369    2,713,727        552,364
Cost of revenues earned               995,028      125,253    1,821,913        343,048
                                    ---------     --------    ---------     ----------

Gross profit                          597,661      105,116      891,814        209,316

General & administrative expenses     268,436      530,633      843,937      1,479,829
                                    ---------     --------    ---------     ----------

Income (Loss) from operations         329,225     (425,517)      47,877     (1,270,513)

Other income                           62,942        4,887       91,713         21,988
                                    ---------     --------    ---------     ----------

Income (Loss) before taxes            392,167     (420,630)     139,590     (1,248,525)

Provision  for  income  taxes               -            -            -              -
                                    ---------     --------    ---------     ----------

Net Income (Loss)                     392,167     (420,630)     139,590     (1,248,525)
                                    =========     ========    =========     ==========

Net Income (Loss) per common share       0.05        (0.06)        0.02          (0.18)
                                    =========     ========    =========     ==========



See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                          Sept. 30      Sept. 30     Sept. 30      Sept. 30
                                            2003          2002         2003          2002
                                          --------      --------    ----------    ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net  income  (loss)                      392,167      (420,630)      139,590    (1,248,525)
  Adjustments  to  reconcile  net
    income  to  net  cash  provided
    by  operating  activities:
    Depreciation                            18,413        19,895        54,669        59,685
    Stock  given  as  compensation               -       188,000             -       480,000
    (Gain) loss of sale of assets           (1,633)            -        (2,033)
    Decrease (increase) in contract
      receivables                          399,528      (146,660)      (13,713)      (38,578)
    Decrease (increase) in inventory             -             -             -           789
    Decrease  (increase)  in  other
      assets/receivables                      (877)       (9,523)        6,609        (4,643)
    Net increase (decrease) in
      billings  related  to costs
      and  estimated  earnings  on
      uncompleted contracts               (176,064)      161,397      (233,151)      140,946
    Increase (decrease) in accounts
      payable                             (156,324)      172,211       112,622       163,445
    Increase (decrease) in other
      accrued liabilities                   (2,636)      (62,698)      275,020        13,327
                                          --------      --------      --------    ----------
    Net  cash  provided by (used  in)
      operating  activities                472,574       (98,008)      339,613      (433,554)
                                          --------      --------      --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition  of  equipment              (5,700)         (324)      (11,298)       (7,037)
    Sale  of  equipment                          -             -             -         3,238
                                          --------      --------      --------    ----------
      Net  cash  used  in  investing
        activities                          (5,700)         (324)      (11,298)       (3,799)
                                          --------      --------      --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principle payments on notes payable   (466,385)     (725,945)     (842,171)     (766,837)
    New borrowings                          87,577       822,789       601,269     1,136,130
    Purchase  of  treasury  stock                -             -             -       (10,000)
    Sale of stock                                -             -             -             -
                                          --------      --------      --------    ----------
      Net  cash  provided  by
        (used in) financing activities    (378,808)       96,844      (240,902)      359,293
                                          --------      --------      --------    ----------

NET  INCREASE  (DECREASE)  IN  CASH
  AND CASH EQUIVALENTS                      88,066         (1,488)      87,413       (78,060)

CASH  AND  CASH  EQUIVALENTS  AT
  BEGINNING OF PERIOD                          260          4,731          913        81,303
                                          --------      --------      --------    ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                             88,326          3,243       88,326         3,243
                                          ========      =========     ========    ==========


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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  2:  CONTRACT  RECEIVABLES

Contract  receivables  consist  of:

                                                    SEPT 2003         DEC 2002
                                                   ------------     ------------
     Billed
       Completed contracts                         $      3,882     $    53,985
       Contracts in progress                            213,419         149,603
                                                   ------------     -----------

                                                   $    217,301     $   203,588
                                                   ============     ===========


NOTE  3:  COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                    SEPT 2003         DEC 2002
                                                   ------------     ------------
     Costs incurred on uncompleted contracts       $  1,864,918     $   183,211
     Estimated earnings                                 835,719          65,437
                                                   ------------     -----------
                                                      2,700,637         248,648
     Billings to date                                 2,703,411         484,573
                                                   ------------     -----------

                                                   $     (2,774)    $  (235,925)
                                                   ============     ===========

     Included  in  the  accompanying  balance
       sheet  under  the  following captions:
          Billings  in  excess  of  costs  and
            estimated earnings on uncompleted
            contracts                              $      2,774     $   235,925
                                                   ============     ===========

NOTE  4:  NOTES  PAYABLE

                                                    SEPT 2003         DEC 2002
                                                   ------------     ------------
     Unsecured notes payable, due on demand,
       at 7% to 10%                                $   196,312      $   259,008
     Unsecured line of credit, at 16.75%                19,838           21,706
     Unsecured line of credit, at 7%                    86,789
     Note  payable,  non-interest  bearing,
       collateralized  by second  mortgage
       on  Company's  office  building,
       due in full March 31, 2003                      125,000
     Note  payable,  non-interest  bearing,
       convertible to  Company  stock  at
       the  option  of  the lender                      279,000         279,000



                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  4:  NOTES  PAYABLE  (Continued)

     Note  payable,  collateralized by accounts
       receivable, quarterly interest due through
       June  2002, then due in 48 monthly
       installments plus interest beginning
       in  July 2002 and ending in June  2006,
       at 7.0%                                          770,059         912,905

     Note  payable,  collateralized  by
       Company stock, real estate and vehicles,
       due  July  2006,  at  8.75%                       98,803         124,569

     Note payable, collateralized by 750,692
       shares of Company stock owned by  two
       officers  and  additional  real  estate
       owned  by  one officer, due March  2003,
       at  5.75%                                        250,830         250,830

     Unsecured notes payable to company officers,
       due on demand, at 7% to 8%                       163,199         374,597

     Note  payable, collateralized by 8300 shares
       of Emerson Electric stock owned by a Company
       shareholder,  due  June  2003, at 5.25%          395,100         395,100

     Notes  payable,  building  and land, due in
       monthly installments plus interest through
       October  2013, at  9%                            331,904         340,021
                                                   ------------     -----------
                                                      2,716,834       2,957,736
     Accrued interest                                   147,829         116,223
                                                   ------------     -----------

                                                   $  2,864,663     $ 3,073,959
                                                   ============     ===========

Interest expense incurred during the period ended September 30, 2003, is $197,864. Interest actually paid during the period ended September 30, 2003 is $115,011.

Aggregate  annual  maturities  of  debt  at  September  30,  2003,  are:

            2003                                   $  1,333,643
            2004                                        295,926
            2005                                        317,514
            2006                                        236,429
            2007                                         27,650
            Thereafter                                  505,672
                                                   ------------
                                                   $  2,716,834
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

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  5:  PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                    SEPT 2003         DEC 2002
                                                   ------------     ------------
     Buildings                                     $    95,400      $    80,400
     Vehicles                                          183,893          186,533
     Equipment                                         188,350          173,100
     Furniture                                          26,697           23,886
     Leasehold improvements                             37,593           32,088
                                                   -----------      -----------

                                                   $   531,933      $   496,007
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

          There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

          A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                    SEPT 2003         DEC 2002
                                                   ------------     ------------
     Computed at the statutory rate of 34%         $    47,461       $ (527,028)
     Increase  in  tax  resulting  from:
       Net operating loss carryforward allowance       (47,461)         527,028
                                                   -----------       ----------

                                                   $         0       $        0
                                                   ===========       ==========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  7:  BACKLOG

          The following schedule summarizes changes in backlog on contracts during the period ended September 30, 2003 and the year ended December 31, 2002. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                    SEPT 2003         DEC 2002
                                                   ------------     ------------
     Backlog, beginning of year                    $   604,728      $   185,682
     New contracts during the year                   2,301,357        1,447,578
     Contract adjustments                               41,790            2,700
                                                   -----------      -----------
                                                     2,947,875        1,635,960
     Less contract revenues earned during the year   2,713,728        1,031,232
                                                   -----------      -----------

     Backlog, end of period                        $   234,147      $   604,728
                                                   ===========      ===========

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


NOTE  9:  OTHER  ASSETS

     At September 30, 2003 and December 31, 2002, the Company recorded $32,601 and $39,210 respectively, as other assets. Other assets at September 30, 2003 include $4,081 for cash deposits with a utility company, $26,000 in receivables for stock issued and $2,520 in payroll advances. Other assets at December 31, 2002 include $1,400 for cash deposits with a utility company, $26,000 in receivables for stock issued, and $11,810 of sales advances.

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


NOTE 12:  UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of September 30, 2003, 176,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. The number of shares of Company stock issued and outstanding and the net loss per share, at September 30, 2003 and December 31, 2002, do not reflect these additional shares, as they were not issued.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE 13:  STOCK  COMPENSATION

     General and administrative expenses of $1,479,829 for the period ended September 30, 2002, includes $480,000 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 2,073,333 shares during the period ended September 30, 2002. The value of the stock exchanged was an average estimated value of approximately $.23 per share, for the period ended September 30, 2002. Therefore, $480,000 was recorded as general and administrative expense during the period ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of Operations - Third Quarter of 2003 Compared to Third Quarter of
     ---------------------------------------------------------------------------
2002
----

     Our revenues of $230,369 for the quarter ended September 30, 2002 (Q3 2002) increased by $1,362,320 or 591 percent to revenues of $1,592,689 for the quarter ended September 30, 2003 (Q3 2003). This increase was due primarily to the increase in sales.

     General and administrative expenses for Q3 2003 were $268,436, a reduction of $262,197, compared with general and administrative expenses of $530,633 for Q3 2002. The decrease in general and administrative expenses was due primarily to cost-cutting measures.

     We had a net income of $392,167 for Q3 2003 compared to net loss of $420,630 for Q3 2002. At the end of Q3 2003 our backlog of business was $234,147, compared to a backlog of $310,600, at the end of Q3 2002.

     Results  of  Operations  -  First  Three Quarters of 2003 Compared to First
     ---------------------------------------------------------------------------
Three  Quarters  of  2002
-------------------------

     Our revenues of $2,713,727 for the first three quarters of fiscal year 2003 represented an increase of $2,161,363, or 591 percent, from revenues of $552,364 during the first three quarters of 2002. This increase was due primarily to new sales strategies, implemented earlier in the year.

     General and administrative expenses for the first three quarters of 2003 were $843,937, compared with general and administrative expenses of $1,479,829 for the first three quarters of 2002, a reduction of $635,892 or 43 percent. This decrease was due primarily to expense and personnel reductions.

     We had a net income from operations of $139,590 during the first three quarters of 2003, an increase of $1,388,115, or 111 percent, from a net loss from operations of $1,248,525 during the first three quarters of 2002.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     We had a positive cash flow at the end of the first three quarters of 2003. This was due primarily to our net income of $139,590. Another contributing factor was a positive cash flow provided by operating activities, including an increase of $275,020 in other accrued liabilities and an increase of $112,622 in accounts payable.

     Outlook
     -------

     This  outlook  section contains a number of forward-looking statements, all
of  which  are  based  on  current   expectations.    Actual  results  may  vary
considerably.

     The brightened outlook reported at the end of the second quarter, due to TechLite's revamping its sales and marketing efforts and reducing overhead, is now apparent. Staff changes include streamlining administrative/sales personnel and adding skilled project managers to expand our project delivery capabilities.

     These expanded delivery capabilities reflect TechLite's confidence in the new relationships focused on generating additional revenue streams. Revenues for 2003 are expected to remain relatively higher to those of 2002, and our sales efforts already indicate a backlog of deliveries for 2004. Combined with better delivery and lower overhead, better results are expected for the coming year.

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

Dated:  November  12,  2003             TECHLITE,  INC.


                                        By:/s/  J.D.  Arvidson
                                          --------------------------------------
                                          J.D.  Arvidson
                                          Chief  Executive  Officer

                                 TechLite, Inc.
                          Commission File No. 333-68071

                        INDEX TO EXHIBITS TO FORM 10-QSB
                For the quarterly period ended September 30, 2003


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