Form 10KSB
period 2003-12-31
TECHLITE INC
filed 2004-05-10
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $2,927,705.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,912,258 computed by reference to the $0.40 average of the bid and asked price of the Company's Common Stock on April 12, 2004.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,694,910 shares of Common Stock, $0.001 par value, as of March 31, 2004.

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

     DESCRIPTION  OF  TECHLITE'S  BUSINESS

     TechLite Inc. is a national "energy service company". In 2004 TechLite entered its 12th year in the design and installation of energy efficient and EPA-compliant lighting upgrades. This business encompasses the upgrading of the vast number of existing lighting systems. Customers include the power utility energy companies (ESCOs) and the education, health care, commercial, retail, industrial, municipal and federal markets. Industry sources estimate this market at three billion light fixtures and a potential $100 billion national lighting retrofit. TechLite also offers new energy efficient light fixtures for new construction and long term service contracts to maintain customers' lighting systems.

     Recent  reports  and articles state a sobering fact for the new millennium:
America is running short on electricity. The growing U.S. demand for electricity expands faster than new power plant construction. Higher electricity bills and shortages are forecast for the foreseeable future. Energy efficient lighting upgrades are one solution that can help reduce the nation's electric load and electric bills for the business, education and health care communities.

     Important Fact: Lighting is one of the largest hidden costs of any company, often accounting for 30% to 40% of the total electric bill. For example: a facility with an annual electric bill of $1 million is often spending $400,000 per year just to operate their lighting. TechLite's Energy Efficient lighting upgrades can reduce this lighting expense up to 50% or more. The fact is; an energy efficient lighting upgrade is one of the fastest ways to reduce energy consumption and the cost of operating a building.

     Since lighting is a specialized business, accurate information and custom design engineering are imperative to achieve desired light levels, aesthetics and maximum energy savings. Therefore every upgrade must start with a lighting survey (energy audit) of every light fixture that could benefit from a lighting upgrade. TechLite's proprietary energy-audit software program computes upgrade solutions and potential energy savings. TechLite then employs a systems approach in designing energy efficient lighting solutions whereby state-of-the-art retrofit components are integrated in a manner that maximize fixture efficiency and light levels while obtaining energy savings of up to 50% or more.

Environmental  Protection  Agency
---------------------------------

     This market has been opened not only by usual market forces but by direct action of the U.S. Government. Our Federal Government has concluded that energy-efficient lighting is so important that it should be done in every possible location.

     This  government  action  has been directed by the Environmental Protection

Agency's (EPA) "Energy Star" emission reduction program and by the National Energy Policy Act of 1992, which now requires the elimination of many inefficient lighting products. Instead of an adversarial approach, the EPA's motto is 'Environmental Protection at a Profit". The EPA has become an important influence to encourage private business to help reduce the pollution associated with electrical power generation by installing Energy Efficient lighting in the work place. An investment in a TechLite energy efficient lighting upgrade is one solution that reduces energy consumption and benefits everyone.

     The EPA has reported that, with broad corporate participation, the nation's government and business community could save $19 billion on its annual lighting bills and reduce air pollution from electric power generation by a full 10%. In carbon dioxide emissions, that is equivalent to taking 42 million cars - or one-third of the nation's autos - off the road.

The  Market
-----------

     There are approximately 3 billion light fixtures nationwide that will benefit from energy efficient lighting upgrades and retrofits. The U.S. Department of Energy estimates that lighting in U.S. commercial buildings alone (buildings that have standard fluorescent and incandescent lights) equals 27.47 billion sq. ft. Additional energy savings opportunities exist throughout the U.S. school systems. For example: the Florida School Districts total 303 million square feet, but less than 50 million square feet had been upgraded as of a recent date with energy efficient lighting. Projected new school construction in Florida alone is approximately six million square feet a year, and this does not include the 15,000,000 square feet needed to bring overcrowding to acceptable levels. The projected lighting needs for Florida schools alone, in both retrofit and new construction over the next five years, exceed $300 million.

     In a 1999 report, the American Society of Civil Engineers estimated that the renovation and repair of all America's schools would cost $112 billion with an additional $60 billion needed to provide space for an expected three million more students over the next ten years. New energy efficient light fixtures or retrofits will be part of many of these projects.

     In addition, many healthcare and commercial properties are actively upgrading their lighting systems. Corporate offices and manufacturing spaces are being upgraded to improve worker productivity and company profitability. Older retail environments are being renovated to attract new customers.

No  Out-of-Pocket  Expense
--------------------------

     Energy efficient lighting is not a program about spending money, it is a program about saving money by retrofitting existing light fixtures with state-of-the-art, energy efficient components. How much energy savings for a customer are we talking about? Example: a school district with approximately five million square feet, and a 6.5-cent per kWh electric rate generates an annual electric bill of approximately $3.5 million. A TechLite designed lighting upgrade can improve light quantity and quality while reducing their electric bill by approximately $840,000 per year. Additional savings will also result because less heat is generated from the new lighting retrofit components and fewer replacement parts will be required after the retrofit is installed. Project funding can often be tailored so the energy savings exceed the investment repayment schedule. These upgrades simply pay for themselves from a reduction in the monthly electric bill.

     IBM retrofitted the 40,000 light fixtures in their Chicago headquarters building and cut their electric bill by $912,000 per year with a capital recovery period of 2.2 years. Focusing on a quality environment for tenants, the Empire State Building retrofitted its existing 25 to 40 year old lighting system, providing 20% higher light levels, greater visual comfort, reduced glare and a 64% reduction in lighting energy costs.

     San  Diego  State  University   retrofitted   all  light  fixtures  in  its
23-building campus, reducing its lighting cost 50% and generating annual savings of $300,000.

Major  Market  Developments
---------------------------

     To date, the energy efficient lighting and electrical retrofit industry is driven by seven major events.

- Energy Shortages - America is running short of electricity. The growing United States' demand for electricity continues to expand faster than current power plant construction. Many recent reports and articles state that parts of the US will see energy shortages and higher prices for 10 to 20 years.

- Vast Market - In 2001 the U.S. Department of Energy, the Environmental Protection Agency and industry sources estimated the overall energy services industry's lighting retrofit market at approximately 3 billion existing light fixtures and more than $100 billion.

- The EPA Energy Star Emission Reduction Program - Encourages American businesses to reduce pollution and energy consumption by upgrading their existing light systems with state-of-the-art energy efficient retrofit components.

- 1992 Federal Energy Act - This Federal Law requires manufacturers to stop production of many inefficient lighting products. For example: In 1994, manufacturers stopped producing two of the most commonly used 8-foot fluorescent lamps. The popular 4ft 40-watt cool white, T-12 lamps were discontinued in 1995. In effect the government has concluded that Energy Efficient lighting is so important that it should be done in every possible location.

- Rebates - To compensate for peak demand shortages, utility companies in several states are offering cash rebates for energy efficient lighting upgrades that reduce energy consumption. In addition; the pending new United States Energy Bill includes a $1.50 per square foot tax credit for energy efficient upgrades. This will be another positive development for the energy services industry and TechLite's marketing program. Note: The investment for a TechLite energy efficient lighting upgrade is less than $0.90 a square foot.

- Deregulation of Electricity - With deregulation, nationwide competition between utility company energy services companies (ESCOs) for billions of dollars of electrical supply contracts is already underway in over 20 states. Many of the ESCO's sales packages include energy efficient lighting upgrades and most ESCOs subcontract their lighting contracts and seek a company like TechLite, Inc. to do their work.

- Retrofit Financing - Energy efficient lighting upgrade funding is available utilizing lease packages, performance contracts, guaranteed savings or shared savings plans and each are totally repayable from the savings generated by the lighting upgrade. Repayment can be structured so the energy savings exceed the monthly repayment schedule, creating a positive cash flow from the current electric bill.

- Contracting Companies - There are a limited number of companies in the energy services business offering a turnkey audit, design, finance, installation and service capability.

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

     The U.S. Government has a Congressional mandate to reduce electrical consumption in all government-owned and operated facilities by 30 percent by the year 2005. ESCOs have been bidding on federal buildings by region for the opportunity to identify, engineer and develop turnkey energy conservation projects involving lighting, mechanical and HVAC. Once selected as a preferred vendor, the ESCOs are given the opportunity to survey federal facilities, and there are approximately 500,000 federal buildings that need to be retrofitted.

     In order to deliver the promised "bundled services", the ESCOs need to be empowered with service providers, so they are looking for qualified and dependable sub-contractors. To date, TechLite has completed lighting upgrades for such ESCOs as Viron, Carrier, Siemens, Chevron and EMI.

     In addition, many commercial properties are owned by large public corporations or real estate investment trusts. These entities are earnings driven; consequently they are aggressively pursuing ideas to reduce operating expenses. These public companies have real estate holdings throughout the United States, and are prime national accounts for energy efficient lighting retrofits.

TechLite  Marketing
-------------------

     Our marketing efforts emphasize lighting projects as sub-contractors for ESCOs as well as negotiated lighting retrofit contracts direct with end-users. TechLite offers private business, schools, government entities and ESCOs a complete, one-stop turnkey energy services and energy efficient lighting package.

     Our  energy  services  include:

1.   Complete  marketing  and  energy  services  program.
2. Complete lighting survey (energy audit) and audit reports for each building to be retrofitted.
3. Custom design engineering to maximize fixture efficiency and energy savings.
4.   Experienced  retrofit  management  and  installation  personnel.
5. State-of-the-art- Energy Efficient lighting fixture retrofit components as well as new Energy Efficient fixtures for new construction.

6. Third party project funding designed so the energy savings exceed the investment repayment schedule, providing a positive cash flow from the current electric bill.
7.  Performance  and  payment  bonding.
8.  EPA  approved  disposal  of  old  lamps  and  ballasts.
9. Service after the installation to insure the lighting upgrade operates according to design specifications.
10. Lighting maintenance  contracts  for  continued  service after the retrofit.

Financial  Considerations
-------------------------

     TechLite Applied Sciences, Inc. (our predecessor)'s first major project was sold in 1992. Numerous projects followed, were profitable and included an Energy Users News National Energy Efficient Lighting Award. TechLite Applied Sciences, Inc. merged with TechLite, Inc. on October 21,1999.

     In 2000, approximately $10,000,000 of business committed by orders and in principle was postponed or cancelled due to actions taken by TechLite sales personnel in Florida. In fact, these salespeople attempted to secure this business for their own purposes. These events in Florida diverted TechLite from the required sales volume to be profitable, and cumulative losses accrued. Steps had to be taken to correct the problem. Personnel changes were made and our business approach was dramatically restructured.

     With increased experience, TechLite's management understands the forces that drive the energy services business, deregulation of electricity and the coming period of electric supply shortages and increasing electric rates. TechLite has maintained a steady course to fully develop its infrastructure, to train audit personnel and installation teams and to design a national delivery system.

     TechLite has implemented an extensive and comprehensive strategy to penetrate the marketing opportunities that exist today. The following steps have been taken:

     1. TechLite has expanded public school and municipality marketing in conjunction with its consulting agreement with Education Resource Associates (ERA).

     2. TechLite has signed a joint marketing agreement with AVSI through which TechLite gains access to the electronic giant, Samsung CCTV distribution network of approximately 2000 dealers.

     3. TechLite has increased its primary ESCO client base as a turnkey provider for energy efficient lighting upgrades.

     4. TechLite is developing a marketing alliance with a major Health Care Association.

     TechLite's  first  objective  is  to  meet  or  exceed  its   sales  goals.
TechLite's second objective is to add additional products and services that complement marketing and delivery capabilities. The third objective will be to further expand TechLite's footprint for national accounts. This may include acquisitions of strategically located companies.

Business  Approach
------------------

     The TechLite approach is comprehensive and based on our philosophy of turnkey responsibility. Our trained and experienced personnel pay attention to detail and there is no such attitude as "that's not my job". The results speak for themselves. Our energy audit information is accurate enabling our installation personnel to be on schedule. We do not exceed budgets. Customer testimonials report that they are pleased with the energy savings, state-of-the-art lighting products, quality installation and service.

Patents,  Copyrights  and  Intellectual  Property
-------------------------------------------------

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

     On  March  31,  2004,  TechLite  employed  9  persons  full  time.

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

                             High          Low
                             ----          ---
     2002:
          1st  Qtr.          0.33          0.15
          2nd  Qtr.          0.17          0.101
          3rd  Qtr.          0.19          0.1
          4th  Qtr.          0.35          0.1

     2003:
          1st  Qtr.          0.15          0.1
          2nd  Qtr.          0.1           0.1
          3rd  Qtr.          0.12          0.07
          4th  Qtr.          0.35          0.12

Holders. Based on information provided by our transfer agent, the Company had 601 shareholders of record of its common stock on March 31, 2004, and there were 10,694,910 shares outstanding.

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

     Recent Sales of Unregistered Securities. During 2002 and 2003, TechLite sold the following shares of Common Stock to accredited investors in offerings exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash or for services rendered. Each of the purchasers was personally known to the company and its directors prior to the offer made by the Company to sell such securities.

Date         Name  of  Purchaser     No. of Shares   Consideration  (Cash unless otherwise indicated)
----         -------------------     -------------   ------------------------------------------------
02-25-02     Ron  Knight                    60,000   valued  @.30  per  share  or  $18,000(4)
02-25-02     Timothy  Knight                20,000   valued  @.30  per share or $6,000(4)
02-25-02     David  Knight                  20,000   valued  @.30  per  share  or $6,000(4)
03-25-02     Stephen  I  Frates
               Appointed  Trust            400,000   $200,000(2)
03-25-02     MBF  Trust                     60,000   valued  @.30  per  share  or  $18,000(2)
03-25-02     MBF  Trust                    350,000   valued  @.30  per  share  or $105,000(2)
03-25-02     Joe  Frates                   350,000   valued  @.30  per  share or $105,000(5)
03-25-02     Flex  Trust                   113,333   valued  @.30 per share or $33,999.90(2)
03-25-02     Stephen I Frates
               Rev Trust                   400,000   $200,000(2)
03-25-02     Stephen  I  Frates
               Rev Trust                   150,000   valued @1.00 per share or  $150,000(2)
08-27-02     The Kaupke Family Trust        17,500   valued  @.30 per share or $5,250(6)
08-27-02     Marilou F. Kaupke              12,000   valued @.30 per share or $3,600(6)
08-27-02     Brian  D.  Kaupke               2,500   valued  @.30  per  share or $750(6)
09-30-02     Jim  Arvidson                 100,000   valued  @.12  per share or $12,000(7)



09-30-02     Andrew Loosberg               300,000   valued @.12 per share or $36,000(8)
09-30-02     Ron  Knight                    70,000   $14,000
09-30-02     Ron  Knight                    70,000   $14,000
10-01-02     John  Cantrell                 70,000   $14,000
10-01-02     John  Cantrell                 70,000   $14,000
10-03-02     Jim  Arvidson                 100,000   valued  @.12  per share or $12,000(1)
10-03-02     John  Cantrell                 70,000   valued  @.20  per share or $14,000(1)
10-03-02     John  Cantrell                 70,000   valued  @.20  per share or $14,000(1)
10-03-02     Ron  Knight                    70,000   valued  @.20  per  share  or  $14,000(1)
10-03-02     Ron  Knight                    70,000   valued  @.20  per  share  or  $14,000(1)
11-12-02     Ron  Knight                    70,000   valued  @.20  per  share  or  $14,000(1)
11-12-02     Ron  Knight                    70,000   valued  @.30  per  share  or  $21,000(1)
11-12-02     John  Cantrell                 70,000   valued  @.20  per share or $14,000(1)
11-12-02     John  Cantrell                 70,000   valued  @.30  per share or $21,000(1)
12-03-03     Marjorie  J.  Cole             75,000   $7,500
12-03-03     Bill  Conner                   15,000   valued  @.10  per  share  or  $1,500(1)
12-03-03     Civilla  Ball                  17,157   valued  @.10 per share or $1,715.70(3)
12-03-03     John  E.  Cantrell            830,000   valued  @.30  per  share  or $249,000(4)
12-03-03     John  Linehan                  60,000   valued  @.10  per  share  or $6,000(9)
12-03-03     W.R.  Kelley                  100,000   valued  @.10  per  share or $10,000(4)
12-03-03     Lee  Arehart                    5,000   valued  @.10  per  share  or  $500(8)
12-03-03     Carl  Turnbow  Trust           10,000   valued  @.10  per  share  or $1,000(1)
12-03-03     Greg  Wanless                  40,000   valued  @.10  per  share  or $4,000(8)
12-03-03     Ross  Aycock                   10,000   valued  @.10  per  share  or  $1,000(8)
12-03-03     Jimmy  Zarlenga                10,000   valued  @.10  per share or $1,000(8)
12-03-03     Frank  Swayze                   5,000   valued  @.10  per  share  or  $500(8)
12-03-03     Gary  Crews                    20,000   valued  @.10  per  share  or  $2,000(3)
12-03-03     Pat  Walters                   75,000   valued  @.10  per  share  or  $7,500(3)
12-03-03     Alyssa  E. Conway              10,000   valued @.10 per share or $1,000(8)
12-03-03     Carletta  Trimble              10,000   valued @.10 per share or $1,000(8)
12-03-03     Tracy  Arvidson                20,000   valued  @.10  per share or $2,000(8)
12-03-03     Todd  Arvidson                 20,000   valued  @.10  per  share or $2,000(1)
12-03-03     The  Backwoods  Trust         266,666   valued  @.10  per  share  or $26,667(1)
12-03-03     The  Flex Trust               266,666   valued @.10 per share or $26,667(1)
12-03-03     The  Travis  Trust            266,666   valued  @.10  per  share  or $26,667(1)

-------------------------------

(1)  Services  for  arranging  financing.

(2) Guaranteed the repayment by the Company of bank loans made to the Company.

(3)  Reduction  in  note/account  payable.

(4)  Consulting  services  for  liaison  with  the  Texas  School  System.

(5)  Joe  Frates:  350,000;  guaranteed  performance  funds.

(6)  Issued  in  exchange  for  a  1997  Chevrolet  Suburban.

(7)  Additional  consideration  for  a  loan  of  $150,000  to  the  company.

(8)  Compensation  for  services  rendered  as  an  employee  of  the  company.

(9) Issued in error due to staff replacement. Will be recovered and canceled in 2004.


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

     Based on these facts, we hired sales personnel to develop the Florida market. These people worked on school districts that represented approximately 69 million square feet or approximately $48 million in lighting retrofit contracts. In July of 1999, TechLite entered into a contract to purchase a Florida lighting retrofit company requiring earnest money of $250,000. The deadline for acquisition passed while efforts were being made to change details of the purchase contract, thus voiding the acquisition. During this same timeframe, approximately $10,000,000 of Florida business committed in principle or by contract was postponed due to incomplete sales performance by personnel in Florida.

     We recognized the Florida market potential but employed incorrect sales management to secure that business. We depended on the acquisition of the Florida lighting retrofit company to help secure a foothold in the Florida market. After voiding the acquisition, it was too late to secure projects that could be closed and installed.

     Without question, the expansion development work and events in Florida contributed to the poor sales performance by TechLite in 2000. Since 2000, we have implemented an extensive and comprehensive strategy to correct these problems and expand the market opportunities that exist today. Management has taken the following steps:

     -     Restructured  sales  force  with  reliable,  proven  sales producers.

     -     Diversified  targeted  end  user  profile.

     -     Developed  new  marketing  alliances.

     - Expanded subcontracting capability for the ESCO community and increased diversity of negotiated projects.

Results  of  operations.
------------------------

     The following table presents, as a percentage of sales, certain selected financial data for each of the two fiscal years ended December 31, 2003 and December 31, 2002:

                                      Year  Ended  December  31
                                           2003          2002
                                      --------------------------
     Sales                                 100%          100%
     Cost  of  sales                        75%           71%
                                           ---           ---
     Gross  margin                          25%           29%

     Selling,  general  and
       administrative  expenses             41%          183%

     Net income (loss) before taxes        (13)%        (150)%

     Sales.
     ------

     Sales of $2,927,705 for the fiscal year that ended 12-31-03 (FY 2003) increased by $1,896,473, or 184 percent, from sales of $1,031,232 for the fiscal year that ended 12-31-02 (FY 2002). This increase is due primarily to increased work in Texas independent school districts.

     Gross  margin.
     --------------

     Gross margin of $736,011, or 25 percent of sales in FY 2003, increased from $298,221, or 29 percent of sales, for FY 2002.

     Selling,  general  and  administrative  expenses.
     -------------------------------------------------

     Selling, general and administrative expenses decreased to $1,199,209 in FY 2003, from $1,887,167 in FY 2002, a decrease of $687,958, or thirty-six percent, at a time when sales increased by 184 percent. This decrease is attributable to reduced administrative salaries.

     Net  income  (loss)  before  taxes.
     -----------------------------------

     A net loss before taxes of $391,918 in FY 2003 decreased $1,158,164, a decrease of 75 percent, from a loss of $1,550,082 in FY 2002, at a time when sales increased by 184 percent. This decrease in loss was attributable primarily to higher sales volume and reduced general and administrative expenses.

     Balance  sheet  items.
     ----------------------

     Significant changes in several balance sheet items occurred from fiscal 2002 to fiscal 2003, in particular the following:

     -    contracts  receivable  of $181,021 for the fiscal year ending December

          31, 2003 decreased from $203,588 for the fiscal year ending December 31, 2002,

     - the billings in excess of costs of $7,269 for the fiscal year ending December 31, 2003 decreased from $235,925 for the fiscal year ending
          December  31,  2002,

     - the backlog of business decreased to $7,269 at December 31, 2003 from $604,728 at December 31, 2002,

     - notes payable and accrued interest decreased to $2,472,727 at December 31, 2003 from $3,073,959 at December 31, 2002, and

     - the retained deficit increased from $9,283,440 for the fiscal year ending December 31, 2003 from $8,891,522 for the fiscal year ending December 31, 2002.

     Liquidity  and  Capital  Resources.
     -----------------------------------

     TechLite had positive cash flow from operations of $415,845 in FY 2003 compared to a negative cash flow from operations of $446,207 in FY 2002. The principal components of FY 2003's positive cash flow were a significant reduction in net loss from operations of $1,550,082 in FY 2002 to a net loss from operations of $391,918 in FY 2003, a decrease of $228,656 in billings related to costs and estimated earnings on uncompleted contracts, and an increase of $512,640 in accrued liabilities. This negative cash flow from operations was covered by a combined net borrowings and sale of stock of $608,769.


ITEM  7.  FINANCIAL  STATEMENTS

          Independent  Accountants' Report                                   17
          Balance  Sheets December 31, 2003 and 2002                         18
          Statements  of  Income  Year  Ended  December  31,  2003
               and  2002                                                     20
          Statements  of  Changes  in  Stockholders'  Equity
               Year Ended December 31, 2003 and 2002                         21
          Statements  of  Cash  Flows  Year  Ended  December  31,  2003
               and 2002                                                      22
          Notes  to  Financial  Statements                                   23

                        Independent Accountants' Report


Board of Directors
TechLite, Inc.
Tulsa, Oklahoma


We have audited the accompanying balance sheets of TECHLITE, INC. as of December 31, 2003 and 2002, and the related statements of income, statements of changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHLITE, INC. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/Causon & Westhoff


Tulsa,  Oklahoma
April  12,  2004

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                     ASSETS

                                                      DEC 2003       DEC 2002
                                                    ------------   ------------
CASH                                                $      1,320   $        913

ACCOUNTS  RECEIVABLE
  Contract receivables                                   181,021        203,588
  Other receivables                                        2,316         11,810

INVENTORY, At Cost                                         6,936          6,936


PROPERTY  AND  EQUIPMENT,  At  Cost
  Equipment                                              207,400        202,132
  Furniture and fixtures                                  35,478         35,717
  Building and land                                      400,000        400,000
  Leasehold improvements                                  73,394         73,064
  Autos and trucks                                       202,460        216,370
                                                    ------------   ------------
                                                         918,732        927,283
  Less accumulated depreciation                          549,801        496,007
                                                    ------------   ------------
                                                         368,931        431,276
                                                    ------------   ------------

OTHER ASSETS                                              30,081         27,400
                                                    ------------   ------------





      Total Assets                                  $    590,605   $    681,923
                                                    ============   ============





See Notes to Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      DEC 2003       DEC 2002
                                                    ------------   ------------
LIABILITIES
  Accounts payable                                  $  1,697,964   $  1,397,184
  Accrued wages                                          157,390         17,473
  Payroll and sales tax payable                          216,349        100,299
  Commissions payable                                     87,082         22,843
  Billings  in  excess of costs and estimated
    earnings on uncompleted contracts                      7,269        235,925
  Notes payable and accrued interest                   2,472,727      3,073,959
  Other liabilities                                      319,497        189,210
                                                    ------------   ------------
      Total Liabilities                                4,958,278      5,036,893
                                                    ------------   ------------




STOCKHOLDERS'  EQUITY
  Preferred  stock,  $  .001  par  value;
    10,000,000 authorized  shares;  none
    issued
  Common stock, $.001 par value; 40,000,000
    authorized shares; 10,194,910  and
    8,062,755  issued  and  outstanding at
    December 31, 2003 and 2002, respectively              10,195          8,063
  Treasury stock; 10,000 shares                          (10,000)       (10,000)
  Additional paid-in capital                           4,915,572      4,538,489
  Retained earnings (deficit)                         (9,283,440)    (8,891,522)
                                                    ------------   ------------
      Total Stockholders' Equity                      (4,367,673)    (4,354,970)
                                                    ------------   ------------



      Total Liabilities & Stockholders' Equity      $    590,605   $    681,923
                                                    ============   ============



See Notes to Financial Statements.

                                 TECHLITE, INC.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                      DEC 2003       DEC 2002
                                                    ------------   ------------
CONTRACT REVENUES EARNED                            $  2,927,705   $  1,031,232

COST OF REVENUES EARNED                                2,191,694        733,011
                                                    ------------   ------------

GROSS PROFIT                                             736,011        298,221

GENERAL  AND  ADMINISTRATIVE
  EXPENSES                                             1,199,209      1,887,167
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS                           (463,198)    (1,588,946)

OTHER INCOME                                              71,280         38,864
                                                    ------------   ------------

INCOME (LOSS) BEFORE TAXES                              (391,918)    (1,550,082)
                                                    ------------   ------------

PROVISION  FOR  INCOME  TAXES

NET INCOME (LOSS)                                   $   (391,918)  $ (1,550,082)
                                                    ============   ============


NET INCOME (LOSS) PER SHARE                         $       (.04)  $       (.19)
                                                    ============   ============






See Notes to Financial Statements

                                 TECHLITE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                   Additional
                             Common     Treasury     Paid-in       Retained
                             Stock       Stock       Capital       Earnings        Total
                          ----------   ----------  -----------   ------------   ------------
BALANCE, DEC 31, 2001     $    4,468   $           $ 3,412,484   $(7,341,440)   $(3,924,488)

NET INCOME (LOSS)                                                 (1,550,082)    (1,550,082)

TREASURY STOCK                          (10,000)                                    (10,000)

SALE OF STOCK                  3,595                 1,126,005                    1,129,600
                          ----------   ---------   -----------   -----------    -----------

BALANCE, DEC 31, 2002          8,063    (10,000)     4,538,489    (8,891,522)    (4,354,970)

NET INCOME (LOSS)                                                   (391,918)      (391,918)

TREASURY  STOCK

SALE OF STOCK                  2,132                   377,083                      379,215
                          ----------   ---------   -----------   -----------    -----------

BALANCE, DEC 31, 2003     $   10,195   $(10,000)   $ 4,915,572   $(9,283,440)   $(4,367,673)
                          ==========   =========   ===========   ===========    ===========










See Notes to Financial Statements

                                 TECHLITE, INC.

                            STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 2003 AND 2002


CASH FLOWS FROM OPERATING ACTIVITIES:                 DEC 2003       DEC 2002
                                                    ------------   -------------
  Net income (loss)                                 $  (391,918)   $ (1,550,082)
  Adjustments to reconcile  net  income  to  net
    cash  provided  by  operating  activities:
  Depreciation and amortization                          72,537          82,407
  Stock given for services                              115,215         458,000
  Gain on sale of asset                                  (2,033)
  Decrease (increase) in receivables                     22,567         (96,324)
  Decrease in inventory                                                     788
  Decrease (increase) in other assets/receivables         6,813         (26,000)
  Net  increase  (decrease)  in  billings  related
    to  costs  and  estimated  earnings  on
    uncompleted contracts                              (228,656)        162,088
  Increase in accounts payable                          308,680         407,355
  Increase in other liabilities                         512,640         115,561
                                                    -----------    ------------
      Net cash provided by (used in) operating
        activities                                      415,845        (446,207)
                                                    -----------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Acquisition of equipment                              (11,059)         (5,555)
                                                    -----------    ------------
      Net cash used in investing activities             (11,059)         (5,555)
                                                    -----------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principle payments on notes payable                (1,013,148)       (851,944)
  New borrowings                                        601,269       1,223,316
  Sale of stock                                           7,500
                                                    -----------    ------------
      Net cash provided by (used in) financing
        activities                                     (404,379)        371,372
                                                    -----------    ------------

NET  INCREASE  (DECREASE)  IN  CASH
AND CASH EQUIVALENTS                                        407         (80,390)

CASH  AND  CASH  EQUIVALENTS  AT
BEGINNING OF YEAR                                           913          81,303
                                                    -----------    ------------

CASH  AND  CASH  EQUIVALENTS  AT
  END OF YEAR                                       $     1,320    $        913
                                                    ===========    ============


See Notes to Financial Statements

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

Nature  of  Operations
----------------------

     The Company is organized as an Oklahoma corporation located in Tulsa, Oklahoma. The Company is an energy-efficient lighting specialist primarily engaged in performing retrofits of lighting systems in commercial, educational and healthcare facilities. The work is performed primarily under fixed-price contracts, which were obtained either through negotiations or a bidding process. The length of the contracts varies, typically between 1 and 18 months. Due to the nature of the construction industry, once work is completed on a contract, new contracts must be identified and obtained. The ultimate success in obtaining new contracts from year to year is subject to the uncertainties of the bidding process associated with the construction industry.

Revenue  Recognition
--------------------

     Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method, measured by the percentage of costs incurred to date to estimated total costs for each contract. Material costs are recorded as material is received on the job site. Only enough material for a few days is delivered to the job site at any one time. Excess materials are held in inventory and are not recorded as job expense until delivered. Labor costs are recorded when paid or accrued at the end of a reporting period. This method is used because the Company considers expended costs to be the best available measure of progress on these contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term. Revenue received from direct sale of materials and engineering work is recorded as other income. These amounts are not considered significant to the overall operation of the Company. Warranty work is covered by the manufacturer of the materials. Revenue from warranty work is recorded as other income.

Contracts  Receivable
---------------------

     Contracts receivable from performing construction contracts are based on contracted prices. The company provides an allowance for doubtful collections, which is based upon a review of outstanding receivables, historical collections information, and existing economic conditions. Normal contracts receivable are due 30 days after the issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the owner. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


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

Use  of  Estimates
------------------

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Depreciation
------------

     Furniture and equipment are depreciated using the straight-line method over the estimated useful life of each asset, which is generally from five to seven years.

Income  Taxes
-------------

     Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized, as explained in Note 6. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  2:  CONTRACT  RECEIVABLES

Contract  receivables  consist  of:

                                                       DEC 2003       DEC 2002
                                                     ------------   -----------
  Billed
    Completed contracts                              $      3,882   $    53,985
    Contracts in progress                                 177,139       149,603
                                                     ------------   -----------

                                                     $    181,021   $   203,588
                                                     ============   ===========

NOTE  3:  COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                       DEC 2003       DEC 2002
                                                     ------------   -----------
  Costs incurred on uncompleted contracts            $  2,234,699   $   183,211
  Estimated earnings                                      679,915        65,437
                                                     ------------   -----------
                                                        2,914,614       248,648
  Billings to date                                      2,921,883       484,573
                                                     ------------   -----------

                                                     $     (7,269)  $  (235,925)
                                                     ============   ===========

  Included  in  the  accompanying  balance
  sheet  under  the  following captions:
    Billings  in  excess  of  costs  and
      estimated earnings on uncompleted contracts   $       7,269   $   235,925
                                                    =============   ===========

NOTE  4:  NOTES  PAYABLE

                                                       DEC 2003       DEC 2002
                                                     ------------   -----------
  Unsecured notes payable, due on demand, at 7%
    to 10%                                           $    196,312   $   259,008
  Note payable, collateralized by second
    mortgage on building and land, due
    March 2003, at 5%                                     125,000
  Unsecured line of credit, at 16.75%                      19,473        21,706
  Note  payable,  non-interest  bearing,
    convertible to Company stock at the
    option of the lender                                   30,000       279,000


                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  4:  NOTES  PAYABLE  (Continued)

  Note  payable,  collateralized by accounts
    receivable, quarterly interest due
    through  June  2002, then due in 48
    monthly installments plus interest
    beginning in  July  2002 and ending
    in  June  2006,  at  7%                               736,710       912,905

  Note  payable, collateralized  by
    Company stock, real estate and
    vehicles, due July 2006, at 8.75%                      93,479       124,569

  Note payable, collateralized by
    750,692 shares of Company stock owned
    by  two  officers  and additional
    real  estate  owned  by  one
    officer,  due March  2003, at 5.75%                   250,830       250,830

  Unsecured notes payable to company
    officers, due on demand, at 7% to 8%                  119,232       374,597

  Note  payable, collateralized by 8300
    shares of Emerson Electric stock
    owned  by  a  Company  shareholder,
    due  March 2003, at 5.25%                             395,100       395,100

  Note  payable,  building and land,
    due in monthly installments plus
    interest  through  October  2013,
    At  9%                                                330,721       340,021
                                                    -------------   -----------
                                                        2,296,857     2,957,736

  Accrued interest                                        175,870       116,223
                                                    -------------   -----------

                                                     $  2,472,727   $ 3,073,959
                                                     ============   ===========

Interest expense incurred during the years ended December 31, 2003 and 2002 was $243,638 and $348,313, respectfully. Interest actually paid during the years ended December 31, 2003 and 2002 was $130,016 and $192,662, respectfully.

Aggregate  annual  maturities  of  debt  at  December  31,  2003,  are:

          2004                                      $  1,451,711
          2005                                           317,514
          2006                                           236,430
          2007                                            27,650
          2008                                            30,244
          Thereafter                                     233,308
                                                    ------------

                                                    $  2,296,857
                                                   =============

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  5:  PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                       DEC 2003       DEC 2002
                                                     ------------   -----------
  Buildings                                          $    100,400   $    80,400
  Vehicles                                                188,905       186,533
  Equipment                                               193,434       173,100
  Furniture                                                27,634        23,886
  Leasehold improvements                                   39,428        32,088
                                                    -------------   -----------

                                                    $     549,801   $   496,007
                                                    =============   ===========


NOTE  6:  INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

     There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

     A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                       DEC 2003       DEC 2002
                                                     ------------   -----------
  Computed at the statutory rate of 34%              $   (131,552)  $  (527,028)
  Increase  in  tax  resulting  from:
    Net operating loss carryforward allowance             131,552       527,028
                                                    -------------   -----------

                                                    $           0   $         0
                                                    =============   ===========

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  6:  INCOME  TAXES  AND  DEFERRED  INCOME  TAXES  (continued)

     As of December 31, 2003, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $8,035,621. Net operating loss carryforwards expire as follows:

                             Amount        Federal        State
                         --------------    -------        -----
                         $      109,832       2010         2010
                                610,900       2018         2013
                              1,474,640       2019         2014
                              1,960,330       2020         2015
                              1,962,488       2021         2021
                              1,530,513       2022         2022
                                386,918       2023         2023
                         --------------

                         $    8,035,621
                         ==============

     Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.


NOTE  7:  BACKLOG

     The following schedule summarizes changes in backlog on contracts during the years ended December 31, 2003 and 2002. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                       DEC 2003       DEC 2002
                                                     ------------   -----------
     Backlog, beginning of year                      $    604,728   $   185,682
     New contracts during the year                      2,191,711     1,447,578
     Contract adjustments                                 138,535         2,700
                                                     ------------   -----------
                                                        2,934,974     1,635,960
     Less contract revenues earned during the year      2,927,705     1,031,232
                                                     ------------   -----------

     Backlog, end of year                            $      7,269   $   604,728
                                                     ============   ===========

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE  8:  SIGNIFICANT  ESTIMATES  AND  CONCENTRATIONS

     U.S. generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

     Estimates of revenue on uncompleted construction contracts are explained in
Note  1,  under  Revenue  Recognition  and  are  described  in detail in Note 3.


NOTE  9:  OTHER  ASSETS

     At December 31, 2003 and December 31, 2002, the Company recorded $30,081 and $27,400 respectively, as other assets. Other assets at December 31, 2003 include $4,081 for cash deposits with a utility company and $26,000 in receivables for stock issued, but not paid for as of year-end. Other assets at December 31, 2002 include $1,400 for cash deposits with a utility company and $26,000 in receivables for stock issued, but not paid for as of year-end.


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

                                TWECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 11:  GOING  CONCERN  (continued)

     The Oklahoma Tax Commission has filed a tax lien with respect to unpaid payroll taxes. A payment arrangement has been made with the Oklahoma Tax Commission; however, the Company is behind on the payments agreed to be paid. The Company also has unpaid federal payroll taxes which are recorded as liabilities in the financial statements. The Company is attempting to raise additional equity capital, which could be used to fully pay all payroll taxes. However, the length of time the Company can continue as a going concern without paying these payroll taxes is unknown.


NOTE 12:  UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of December 31, 2003 and 2002, 176,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. During the year ended December 31, 2003, the Company collected $130,000 for the sale of 650,000 shares of stock which were not issued at year end. These financial statements reflect liabilities of $130,000 for the cash collected. The number of shares of Company stock issued and outstanding at December 31, 2003 and 2002 and the net loss per share do not reflect these additional shares as they were not issued at December 31, 2003 and 2002.


NOTE 13:  TOCK  COMPENSATION

     General and administrative expenses of $1,199,209 and $1,887,167 for the years ended December 31, 2003 and 2002 respectively, includes $115,215 and $458,000 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 1,152,155 and 2,123,333 shares during the years ended December 31, 2003 and 2002, respectively. The value of the stock exchanged was an average estimated value of approximately $.10 and $.22 per share, for the years ended December 31, 2003 and 2002, respectively. Accordingly, $115,215 and $458,000 are recorded as general and administrative expense during the years ended December 31, 2003 and 2002, respectively.

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

                                                           Office Held          Term of
         Person                  Office                       Since              Office
         ------                  ------                    ------------         -------
J.  D.  Arvidson,  65     Chief  Executive  Officer,           1992               2004
                          Chief Financial Officer and
                          Director

C.  O.  Sage,  70         Vice  President  and  Director       1992               2004

     J. D. "Jim" Arvidson. Mr. Arvidson has 35 years of experience in construction contracting and management. He was engaged for 23 years in the design and construction of grain silos, forage silos and mechanical conveyance systems. He was then involved in the construction of commercial buildings, which construction involved interior lighting design. Mr. Arvidson was the principal founder of TechLite Applied Sciences and was its chief executive officer since its founding in 1992 until it merged with TechLite in 1999.

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

     The table below sets forth all compensation awarded to, earned by, or paid to Jim Arvidson, the chief executive officer of the company during the last three fiscal years:

                                                               Long Term Compensation
                                                               ----------------------
                                             Awards
                                     ------------------------
       Annual  Compensation                        Securities
-----------------------------------
                                                   Underlying        Payouts
                       Other Annual  Restricted    Options/     LTIP     All  Other
Year   Salary   Bonus  Compensation  Stock Awards  SARS         Payouts  Compensation
----   ------   -----  ------------  ------------  -----------  -------  ------------
2003  $120,000    0    0             0               0            0        0
2002  $120,000    0    0             0               0            0        0
2001  $120,000    0    0             0               0            0        0

     Employment  Contracts.
     ----------------------

     TechLite has an employment contract with James D. Arvidson, the CEO and a director of the company.

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

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows information as of March 31, 2004 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:

TechLite                             No.  of  Shares      %  of  Class
--------                             ---------------      ------------
J.D.  Arvidson                         681,973                6.4
9316  North  147th  East  Avenue
Owasso,  OK  74136

C.O.  Sage                             232,292(1)             2.2
7902  South  70th  East  Place
Tulsa,  OK  74133

Officers  and  Directors  as
  a  group  (2  persons)               914,265                8.5
----------------------------

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

                                   TECHLITE,  INC.



Date:  April  14,  2004            By:/s/  J.D.  Arvidson
                                      ------------------------------------------
                                      J.D.  Arvidson,  Chief  Executive  Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  April  14,  2004            /s/  C.O.  Sage
                                   ---------------------------------------------
                                   C.O.  Sage,  Vice  President
                                     and  Director



Date:  April  14,  2004            /s/  J.D.  Arvidson
                                   ---------------------------------------------
                                   J.D.  Arvidson,  Chief  Executive
                                     Officer,  Chief  Financial  Officer  and
                                     Director

                                 TechLite, Inc.
                          Commission File No. 333-68071

                        INDEX TO EXHIBITS TO FORM 10-KSB
                      For the year ended December 31, 2003


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