Form 10QSB
period 2004-03-31
TECHLITE INC
filed 2004-05-20
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

     As of May 10, 2004, there were 10,694,910 shares of the registrant's common stock, par value $0.001 per share, outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets  March  31,  2004  (unaudited)  and
     December  31,  2003  (unaudited)                                          3
     Statements  of  Income  (unaudited)  Three  Months
          Ended  March  31,  2004  and  2003                                   4
     Statements  of  Cash  Flows  (unaudited)  Three  Months
          Ended  March  31,  2004  and  2003                                   5
     Notes  to  Financial  Statements  (unaudited)                             6

                                 TECHLITE, INC.
                                 BALANCE SHEETS
As of the three months ended March 31, 2004 and the year ended December 31, 2003

                                             March 31, 2004   December 31, 2003
                                              (Unaudited)         (Audited)
                                             --------------   -----------------
ASSETS
  Cash                                                 518              1,320
  Contract receivables                             248,234            181,021
  Inventory                                          6,936              6,936
  Property  &  equipment
    Equipment                                      207,400            207,400
    Furniture and fixtures                          35,478             35,478
    Building and land                              400,000            400,000
    Leasehold improvements                          73,394             73,394
    Autos and trucks                               202,460            202,460
                                               -----------        -----------
                                                   918,732            918,732
    Less accumulated depreciation                  560,503            549,801
                                               -----------        -----------
                                                   358,229            368,931
                                               -----------        -----------

  Other  assets,  net                               35,324             32,397
                                               -----------        -----------

      Total Assets                                 649,241            590,605
                                               ===========        ===========


LIABILITIES

  Accounts payable                               1,708,944          1,697,964
  Accrued wages                                    180,214            157,390
  Billings in excess of costs & estimated
    earnings on uncompleted contracts               42,947              7,269
  Taxes payable                                    247,177            216,349
  Notes payable                                  2,617,999          2,472,727
  Other liabilities                                333,792            406,579
                                               -----------        -----------

      Total Liabilities                          5,131,073          4,958,278
                                               -----------        -----------

EQUITY

  Preferred  stock,  $.001  par  value;
    10,000,000 authorized  shares;  none
    issued                                               -                  -
  Common  stock,  $.001  par  value;
    40,000,000  authorized  shares;
    10,694,910  and  10,194,910 issued
    and outstanding at March  31,  2004
    and December 31, 2003, respectively             10,695             10,195
  Treasury stock                                   (10,000)           (10,000)
  Paid-in-capital                                5,020,072          4,915,572
  Retained earnings(deficit)                    (9,502,599)        (9,283,440)
                                               -----------        -----------

      Total Equity                              (4,481,832)        (4,367,673)
                                               -----------        -----------

      Total Liabilities & Equity                   649,241            590,605
                                               ===========        ===========

See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended
                                                         March 31     March 31
                                                           2004         2003
                                                        ----------   ----------
Contract revenues earned                                   31,535      171,588
Cost of revenues earned                                     7,267      129,838
                                                         --------     --------
Gross profit                                               24,268       41,750

General & administrative expenses                         261,573      309,426
                                                         --------     --------

Income (Loss) from operations                            (237,305)    (267,676)

Other income                                               18,146       18,990
                                                         --------     --------

Income (Loss) before taxes                               (219,159)    (248,686)

Provision  for  income  taxes                                   -            -
                                                         --------     --------

Net Income (Loss)                                        (219,159)    (248,686)
                                                         ========     ========

Net Income (Loss) per common share                          (0.02)       (0.03)
                                                         ========     ========



See  Notes  to  Financial  Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three Months Ended
                                                         March 31     March 31
                                                           2004         2003
                                                        ----------   ----------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net income (loss)                                      (219,159)    (248,686)
  Adjustments  to  reconcile  net  income  to  net
    cash  provided  by  operating  activities:
  Depreciation                                             10,702       17,957
  (Gain)  loss  of  sale  of  assets                            -         (400)
  Decrease (increase) in contract receivables             (67,213)     (26,991)
  Decrease  (increase) in other assets/receivables         (2,927)      (1,513)
  Net increase (decrease) in billings  related  to
    costs  and  estimated  earnings  on
    uncompleted contracts                                  35,678      111,284
  Increase (decrease) in accounts payable                  35,980     (143,265)
  Increase (decrease) in other accrued liabilities         90,035       80,245
                                                         --------     --------
      Net cash used in operating activities              (116,904)    (211,369)
                                                         --------     --------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Acquisition  of  equipment                                    -         (330)
                                                         --------     --------

      Net  cash  used in investing activities                   -         (330)
                                                         --------     --------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Principal payments on notes payable                     (16,398)     (95,849)
  New borrowings                                          125,000      318,692
  Sale  of  stock                                           7,500            -
                                                         --------     --------
      Net cash provided by financing activities           116,102      222,843
                                                         --------     --------

NET  INCREASE  (DECREASE)  IN  CASH
  AND CASH EQUIVALENTS                                       (802)      11,144

CASH  AND  CASH  EQUIVALENTS  AT
  BEGINNING OF PERIOD                                       1,320          913
                                                         --------     --------

CASH  AND  CASH  EQUIVALENTS  AT
  END OF PERIOD                                               518       12,057
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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  2:     CONTRACT  RECEIVABLES

Contract  receivables  consist  of:

                                                      MAR 2004       DEC 2003
                                                    ------------   ------------
     Billed
       Completed contracts                          $      3,882   $      3,882
       Contracts in progress                             244,352        177,139
                                                    ------------   ------------

                                                    $    248,234   $    181,021
                                                    ============   ============

NOTE  3:     COSTS  AND  ESTIMATED  EARNINGS  ON  UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                      MAR 2004       DEC 2003
                                                    ------------   ------------
       Costs incurred on uncompleted contracts      $ 2,252,455    $ 2,234,699
       Estimated earnings                               693,693        679,915
                                                    -----------    -----------
                                                      2,946,148      2,914,614
       Billings to date                               2,989,095      2,921,883
                                                    -----------    -----------

                                                    $   (42,947)    $   (7,269)
                                                    ===========     ==========

       Included in the  accompanying balance
       sheet under the following captions:
         Billings  in  excess  of  costs  and
           estimated earnings on uncompleted
           contracts                                $    42,947     $    7,269
                                                    ===========     ==========


NOTE  4:     NOTES  PAYABLE

                                                      MAR 2004       DEC 2003
                                                    ------------   ------------
       Unsecured notes payable, due on demand,
         at 7% to 10%                               $   196,312    $   196,312

       Note payable, collateralized by second
         mortgage on  building and land, due
         March 2003, at 5%                              125,000        125,000
       Unsecured line of credit, at 16.75%               19,473         19,473
       Note  payable,  non-interest  bearing,
         convertible
         To Company stock at the option of
           the lender                                    30,000         30,000




                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  4:     NOTES  PAYABLE  (Continued)
       Note  payable,  collateralized by
         accounts receivable, quarterly interest
         due  through  June  2002, then due
         in 48 monthly installments plus interest
         beginning  in  July  2002  and  ending
         in  June  2006,  at  7%                       721,553         736,710

       Note  payable,  collateralized  by  Company.
         stock, real estate and vehicles, due
         July 2006, at 8.75%                            92,238          93,479

       Note payable, collateralized by 750,692
         shares of Company stock owned  by  two
..        officers  and  additional  real  estate
         owned  by  one officer,  due  March  2003,
         at  5.75%                                     250,830         250,830

       Unsecured notes payable to company
         officers, due on demand, at 7% to 8%          119,232         119,232


       Note  payable, collateralized by 8300
         shares of  Emerson Electric stock
         owned  by  a  Company  shareholder,
         due  March 2003, at 5.25%                     395,100         395,100

       Note  payable,  collateralized  by
         specific  accounts receivable,
         100,000  shares  of  Company  stock
         given in lieu of interest, due
         April 2, 2004                                 125,000

       Note  payable,  building and land,
         due in monthly installments plus
         interest to October 2013, at 9%               330,721         330,721
                                                    ----------     -----------
                                                     2,405,459       2,296,857
       Accrued interest                                212,540         175,870
                                                    ----------     -----------

                                                    $2,617,999     $ 2,472,727
                                                    ==========     ===========

Interest expense incurred during the period ended March 31, 2004 and the year ended December 31, 2003 was $66,730 and $243,638, respectfully. Interest actually paid during the period ended March 31, 2004 and the year ended December 31, 2003 was $28,588 and $130,016, respectfully.

Aggregate  annual  maturities  of  debt  at  March  31,  2004,  are:

                    2004                           $  1,560,313
                    2005                                317,514
                    2006                                236,430
                    2007                                 27,650
                    2008                                 30,244
                    Thereafter                          233,308
                                                   ------------
                                                   $  2,405,459
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

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  5:     PROPERTY  AND  EQUIPMENT

     Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                      MAR 2004       DEC 2003
                                                    ------------   ------------
     Buildings                                      $   105,400    $   100,400
     Vehicles                                           190,002        188,905
     Equipment                                          195,373        193,434
     Furniture                                           28,465         27,634
     Leasehold improvements                              41,263         39,428
                                                    -----------    -----------
                                                    $   560,503    $   549,801
                                                    ===========    ===========

NOTE  6:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES

     There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

     A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                      MAR 2004       DEC 2003
                                                    ------------   ------------
     Computed at the statutory rate of 34%          $   (74,514)   $   (131,552)
     Increase  in  tax  resulting  from:
       Net operating loss carryforward allowance         74,514         131,552
                                                    -----------    ------------

                                                    $         0    $          0
                                                    ===========    ============

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


NOTE  6:     INCOME  TAXES  AND  DEFERRED  INCOME  TAXES  (continued)

     As of March 31, 2004, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $8,035,621. Net operating loss carryforwards expire as follows:

                          Amount         Federal     State
                          ------         -------     -----
                        $   109,832       2010        2010
                            610,900       2018        2013
                          1,474,640       2019        2014
                          1,960,330       2020        2015
                          1,962,488       2021        2021
                          1,530,513       2022        2022
                            386,918       2023        2023
                        -----------

                        $ 8,035,621
                        ===========

          Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

NOTE  7:     BACKLOG

     The following schedule summarizes changes in backlog on contracts during the period ended March 31, 2004 and the year ended December 31, 2003. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at period-end and from contractual agreements on which work has not yet begun.

                                                      MAR 2004       DEC 2003
                                                    ------------   ------------
     Backlog, beginning of period                   $     7,269    $   604,728
     New contracts during the period                                 2,191,711
     Contract adjustments                                24,535        138,535
                                                    -----------    -----------
                                                         31,535      2,934,974
     Less contract revenues earned during
       the period                                        31,535      2,927,705
                                                    -----------    -----------

     Backlog, end of period                         $              $     7,269
                                                    ===========    ===========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


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


NOTE  9:     OTHER  ASSETS

     At March 31, 2004 and December 31, 2003, the Company recorded $35,324 and $32,397 respectively, as other assets. Other assets at March 31, 2004 include $4,081 for cash deposits with a utility company, $1,849 in employee receivables, $3,394 in interest receivable and $26,000 in receivables for stock issued, but not paid for as of period-end. Other assets at December 31, 2003 include $4,081 for cash deposits with a utility company, $2,316 in employee receivables and $26,000 in receivables for stock issued, but not paid for as of period-end.


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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED


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


NOTE  12:      UNISSUED  SHARES  OF  COMPANY  STOCK

     During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of March 31, 2004 and December 31, 2003, 176,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. During the year ended December 31, 2003, the Company collected $130,000 for the sale of 650,000 shares of stock which were not issued at year end. The financial statements at December 31, 2003 reflect liabilities of $130,000 for the cash collected. As of March 31, 2004, 400,000 of the 650,000 shares were issued. An additional $7,500 for the sale of 30,000 shares was received during the period ended March 31, 2004. The financial statements at March 31, 2004 reflect liabilities of $57,500 for the cash collected. The number of shares of Company stock issued and outstanding at March 31, 2004 and December 31, 2003 and the net loss per share do not reflect these additional shares as they were not issued at March 31, 2004 and December 31, 2003.


NOTE  13:     STOCK  WARRANTS

     During the period ended March 31, 2004 the Company authorized Class A and Class B common stock purchase warrants. The warrants will be sold in connection with future stock sales bundled as units. Each unit will contain 10,000 shares of Company common stock, 5,000 Class A warrants and 3,333 Class B warrants. There are 300 units authorized. The Class A warrants can be exercised to purchase Company common stock at $0.50 per share prior to September 30, 2004. The Class B warrants can be exercised to purchase Company common stock at $1.00 per share prior to March 31, 2005. Should the Company's common stock closing bid price be at least $2.00 per share for 10 consecutive trading days, the Company can give the holder of the warrant 30 days' written notice within which the warrant must be exercised or the warrant will expire.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

     Results  of  Operations  -  First  Quarter of Fiscal 2004 Compared to First
     ---------------------------------------------------------------------------
Quarter  of  Fiscal  Year  2003
-------------------------------

     Our revenues of $31,535 for the quarter ended March 31, 2004 (Q1 2004) decreased by $140,053 or 82 percent from revenues of $171,588 for the quarter ended March 31, 2003 (Q1 2003). This decrease was due to a decrease in our contract billings during the quarter.

     General and administrative expenses for Q1 2004 were $261,573, compared with general and administrative expenses of $309,426 for Q1 2003, a decrease of $47,853, or fifteen percent. The major items of general and administrative expenses for Q1 2004 were administrative salaries and interest expense.

     We had a net loss of $219,159 for Q1 2004 compared to a net loss of $248,686 for Q1 2003. At the end of Q1 2004 we had no backlog of business.

     Liquidity  and  Capital  Reserves
     ---------------------------------

     Our net loss of $219,159 from operations during the first quarter represented negative cash flow. We covered this through an increase of $90,035 in other accrued liabilities, and new borrowings of $125,000.

     Outlook
     -------

     This  outlook  section contains a number of forward-looking statements, all
of  which  are  based  on  current   expectations.   Actual  results   may  vary
considerably.

     We feel that our outlook is continually improving considerably as a result of embarking upon an aggressive strategy to write business and reduce our overhead. This includes reducing our conventional in-house sales force and forging strategic agreements to penetrate selected markets. Among the benefits of this approach is the deferral of most of our sales cost until after an order is received and avoiding most sales cost in cases where an order is not received. It also involves going to market through non-traditional outlets, where our type of work, though not typically part of the standard basket of goods, can nevertheless be realized by capitalizing on existing end-user goodwill. Expectations are high that this effort will yield results that will markedly boost sales. Techlite remains committed to existing national alliances, particularly in the areas of survey and delivery that will fulfill the increased sales.

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

Dated:  May  20,  2004                    TECHLITE,  INC.


                                          By:/s/  J.D.  Arvidson
                                             -----------------------------------
                                             J.D.  Arvidson
                                             Chief  Executive  Officer

                                 TechLite, Inc.
                          Commission File No. 333-68071

                        INDEX TO EXHIBITS TO FORM 10-QSB
                  For the quarterly period ended March 31, 2004


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