Form 10QSB
period 2004-06-30
TECHLITE INC
filed 2004-08-19
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

TechLite, Inc.
(Exact name of registrant as specified in its charter)

Commission File No. 333-68071
State of Incorporation: Oklahoma
IRS Employer I.D. Number: 73-1522114

6106 East 32nd Place, Suite 101
Tulsa, Oklahoma 74135
918-664-1441
(Address and telephone number of registrant’s principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 19, 2004, there were 10,994,910 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Balance Sheets for the three months ended June 30, 2004
and 2003 (unaudited) and the six months ended
June 30, 2004 and 2003 (unaudited)	4
Statements of Income (unaudited) Three Months Ended
June 30, 2004 and 2003 and Six Months
Ended June 30, 2004 and 2003	5
Statements of Cash Flows (unaudited) Three Months Ended
June 30, 2004 and 2003 and Six Months
Ended June 30, 2004 and 2003	6
Notes to Financial Statements (unaudited)	7

TECHLITE, INC.
BALANCE SHEETS
As of the six months ended June 30, 2004 and the year ended December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)

ASSETS

Cash	1,992	1,320
Contract receivables	208,577	181,021
Inventory	6,936	6,936
Property & equipment
Equipment	205,291	207,400
Furniture and fixtures	35,478	35,478
Building and land	400,000	400,000
Leasehold improvements	73,394	73,394
Autos and trucks	202,460	202,460

	916,623	918,732
Less accumulated depreciation	571,205	549,801

	345,418	368,931

Other assets, net	41,257	32,397

Total Assets	604,180	590,605

LIABILITIES

Accounts payable	1,418,592	1,697,964
Accrued wages	215,344	157,390
Billings in excess of costs & estimated
earnings on uncompleted contracts	12,818	7,269
Taxes payable	253,874	216,349
Notes payable	2,935,476	2,472,727
Other liabilities	353,292	406,579

Total Liabilities	5,189,396	4,958,278

EQUITY

Preferred stock, $.001 par value; 10,000,000
authorized shares; none issued	-	-
Common stock, $.001 par value; 40,000,000
authorized shares; 10,994,910 and 10,194,910
issued and outstanding at June 30, 2004
and December 31, 2003, respectively	10,995	10,195
Treasury stock	(10,000)	(10,000)
Paid-in-capital	5,094,772	4,915,572
Retained earnings (deficit)	(9,680,983)	(9,283,440)

Total Equity	(4,585,216)	(4,367,673)

Total Liabilities & Equity	604,180	590,605

See Notes to Financial Statements

TECHLITE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Contract revenues earned	(9,528)	949,450	22,007	1,121,038
Cost of revenues earned	8,327	697,047	15,594	826,885

Gross profit (loss)	(17,855)	252,403	6,413	294,153

General & administrative expenses	250,166	266,075	511,739	575,501

Income (Loss) from operations	(268,021)	(13,672)	(505,326)	(281,348)

Other income	89,637	9,781	107,783	28,771

Income (Loss) before taxes	(178,384)	(3,891)	(397,543)	(252,577)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(178,384)	(3,891)	(397,543)	(252,577)

Net Income (Loss) per common share	(0.02)	(0.00)	(0.04)	(0.03)

See Notes to Financial Statements.

TECHLITE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(178,384)	(3,891)	(397,543)	(252,577)
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	10,703	18,299	21,405	36,256
Stock given as compensation	31,250	-	31,250	-
(Gain) loss of sale of assets	-	-	-	(400)
Decrease (increase) in contract receivables	39,657	(386,250)	(27,556)	(413,241)
Decrease (increase) in other assets/receivables	(5,933)	8,999	(8,860)	7,486
Net increase (decrease) in billings related to
costs and estimated earnings on
uncompleted contracts	(30,129)	(168,371)	5,549	(57,087)
Increase (decrease) in accounts payable	(290,352)	412,211	(254,372)	268,946
Increase (decrease) in other accrued liabilities	38,135	197,411	128,170	277,656

Net cash provided by (used in) operating activities	(385,053)	78,408	(501,957)	(132,961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(5,268)	-	(5,598)
Sale of equipment	-	-	-	-

Net cash used in investing activities	-	(5,268)	-	(5,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on notes payable	(86,723)	(279,937)	(103,121)	(375,786)
New borrowings	437,000	195,000	562,000	513,692
Sale of stock	36,250	-	43,750	-

Net cash provided by (used in) financing activities	386,527	(84,937)	502,629	137,906

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,474	(11,797)	672	(653)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	518	12,057	1,320	913

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	1,992	260	1,992	260

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

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 2:   CONTRACT RECEIVABLES

Contract receivables consist of:

	JUNE 2004	DEC 2003

Billed
Completed contracts	$3,882	$3,882
Contracts in progress	204,695	177,139

	$208,577	$181,021

NOTE 3:   COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

	JUNE 2004	DEC 2003

Costs incurred on uncompleted contracts	$2,260,782	$2,234,699
Estimated earnings	675,839	679,915

	2,936,621	2,914,614
Billings to date	2,949,439	2,921,883

	$(12,818)	$(7,269)

Included in the accompanying balance sheet under the following captions:
Billings in excess of costs and estimated
earnings on uncompleted contracts	$12,818	$7,269

NOTE 4:   NOTES PAYABLE

	JUNE 2004	DEC 2003

Unsecured notes payable, due on demand, at 7% to 10%	$ 185,076	$ 196,312
Note payable, collateralized by second mortgage on building and land, due March 2003, at 5%	125,000	125,000
Unsecured line of credit, at 16.75%	19,473	19,473
Note payable, non-interest bearing, convertible to Company stock at the option of the lender	30,000	30,000

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 4:   NOTES PAYABLE (Continued)

Note payable, collateralized by accounts receivable, quarterly interest due through June 2002, then due in 48 monthly installments plus interest beginning in July 2002 and ending in June 2006, at 7%	647,980	736,710
Note payable, collateralized by Company stock, real estate and vehicles, due July 2006, at 8.75%	84,085	93,479
Note payable, collateralized by 750,692 shares of Company stock owned by two officers and additional real estate owned by one officer, due March 2003, at 5.75%	250,830	250,830
Unsecured notes payable to company officers, due on demand, at 7% to 8%	119,232	119,232
Note payable, collateralized by 8300 shares of Emerson Electric stock owned by a Company shareholder, due March 2003, at 5.25%	395,100	395,100
Note payable, due Sept 2004, at 10%, convertible
to Company stock at the option of the lender	80,000
Note payable, due Sept 2004, at 10%, convertible
to Company stock at the option of the lender	170,000
Note payable, due Dec 2004, at 10%, convertible
to Company stock at the option of the lender	130,000
Note payable, due Aug 2004, at 6.5%	25,000
Note payable, due July 2004, interest of $2,500
is due with principle payment	25,000
Note payable, due in monthly installments plus
interest to January 2005, at 10%	6,103
Note payable, collateralized by specific accounts
receivable, 110,000 shares of Company stock
given in lieu of interest, due April 2, 2004	125,000
Note payable, building and land, due in monthly installments plus interest to October 2013, at 9%	326,819	330,721

	2,744,698	2,296,857
Accrued interest	190,778	175,870

	$2,935,476	$2,472,727

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 4:   NOTES PAYABLE   (Continued)

Interest expense incurred during the period ended June 30, 2004 and the year ended December 31, 2003 was $146,950 and $243,638, respectfully. Interest actually paid during the period ended June 30, 2004 and the year ended December 31, 2003 was $54,920 and $130,016, respectfully.

Aggregate annual maturities of debt at June 30, 2004, are:

2004	$1,892,889
2005	317,514
2006	236,430
2007	27,650
2008	30,244
Thereafter	239,971

$2,744,698

NOTE 5:   PROPERTY AND EQUIPMENT

Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

	JUNE 2004	DEC 2003

Buildings	$110,400	$100,400
Vehicles	191,099	188,905
Equipment	197,312	193,434
Furniture	29,296	27,634
Leasehold improvements	43,098	39,428

	$571,205	$549,801

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 6:   INCOME TAXES AND DEFERRED INCOME TAXES

   There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

   A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

	JUNE 2004	DEC 2003

Computed at the statutory rate of 34%	$(135,165)	$(131,552)
Increase in tax resulting from:
Net operating loss carryforward allowance	135,165	131,552

	$0	$0

As of June 30, 2004, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $8,035,621. Net operating loss carryforwards expire as follows:

Amount	Federal	State

$ 109,832	2010	2010
610,900	2018	2013
1,474,640	2019	2014
1,960,330	2020	2015
1,962,488	2021	2021
1,530,513	2022	2022
386,918	2023	2023

$ 8,035,621

   Based on the Company’s significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 7:   BACKLOG

   The following schedule summarizes changes in backlog on contracts during the period ended June 30, 2004 and the year ended December 31, 2003. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at period-end and from contractual agreements on which work has not yet begun.

	JUNE 2004	DEC 2003

Backlog, beginning of period	$7,269	$604,728
New contracts during the period	91,534	2,191,711
Contract adjustments	24,266	138,535

	123,069	2,934,974
Less contract revenues earned during the period	22,007	2,927,705

Backlog, end of period	$101,062	$7,269

NOTE 8:   SIGNIFICANT ESTIMATES AND CONCENTRATIONS

U.S. generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

Estimates of revenue on uncompleted construction contracts are explained in Note 1, under Revenue Recognition and are described in detail in Note 3.

NOTE 9:   OTHER ASSETS

At June 30, 2004 and December 31, 2003, the Company recorded $41,257 and $32,397 respectively, as other assets. Other assets at June 30, 2004 include $4,081 for cash deposits with a utility company, $3,599 in employee receivables, $7,577 in interest receivable and $26,000 in receivables for stock issued, but not paid for as of period-end. Other assets at December 31, 2003 include $4,081 for cash deposits with a utility company, $2,316 in employee receivables and $26,000 in receivables for stock issued, but not paid for as of period-end.

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

NOTE 12:    UNISSUED SHARES OF COMPANY STOCK

During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of June 30, 2004 and December 31, 2003, 186,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. During the year ended December 31, 2003, the Company collected $130,000 for the sale of 650,000 shares of stock which were not issued at year end. The financial statements at December 31, 2003 reflect liabilities of $130,000 for the cash collected. As of June 30, 2004, 400,000 of the 650,000 shares were issued. An additional $27,000 for the sale of 108,000 shares was received during the period ended June 30, 2004 and the stock is not issued at June 30, 2004. The financial statements at June 30, 2004 reflect liabilities of $266,210 for the cash collected. The number of shares of Company stock issued and outstanding at June 30, 2004 and December 31, 2003 and the net loss per share do not reflect these additional shares as they were not issued at June 30, 2004 and December 31, 2003.

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 13:   STOCK WARRANTS

During the period ended June 30, 2004 the Company authorized Class A and Class B common stock purchase warrants. The warrants will be sold in connection with future stock sales bundled as units. Each unit will contain 10,000 shares of Company common stock, 5,000 Class A warrants and 3,333 Class B warrants. There are 300 units authorized. The Class A warrants can be exercised to purchase Company common stock at $0.50 per share prior to September 30, 2004. The Class B warrants can be exercised to purchase Company common stock at $1.00 per share prior to March 31, 2005. Should the Company’s common stock closing bid price be at least $2.00 per share for 10 consecutive trading days, the Company can give the holder of the warrant 30 days’ written notice within which the warrant must be exercised or the warrant will expire.

Item 2. Management’s Discussion and Analysis or Plan of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the three-month period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management’s expectations for the future.

Results of Operations - Second Quarter of 2004 Compared to Second Quarter of 2003

Our revenues of $949,450 for the quarter ended June 30, 2003 (Q2 2003) decreased by $958,978 or 101 percent to revenues of $(9528) for the quarter ended June 30, 2004 (Q2 2004). This decrease was due primarily to an over-billing error associated with a disputed job change order in the 1st quarter 2004.

General and administrative expenses for Q2 2004 were $250,166, a reduction of $15,909 when compared with general and administrative expenses of $266,075 for Q2 2003. The decrease in general and administrative expenses was due primarily to cost cutting measures.

We had a net loss of $178,384 for Q2 2004 compared to net loss of $3,891 for Q2 2003. At the end of Q2 2004 our backlog of business was $101,062, compared to a backlog of $1,826,816 at the end of Q2 2003.

Results of Operations – First Half of 2004 Compared to First Half of 2003

Our revenues of $22,007 for the first half of fiscal year 2004 represented a decrease of $1,099,031 from revenues of $1,121,038 during the first half of 2003. This decrease was due primarily to a decrease in business and the aforementioned billing error in the 1st quarter of 2004.

General and administrative expenses for the first half of 2004 were $511,739, compared with general and administrative expenses of $575,501 for the first half of 2003, a reduction of $63,762 or 11percent. The decrease was due primarily to expense and personnel reductions.

We had a net loss from operations of $505,326 during the first half of 2004, an increase loss of $223,978, or 80 percent, from a net loss from operations of $281,348 during the first half of 2003. Our total net loss of $397,543 for the first half of 2004 represented an increase loss of $144,966 from a loss of $252,577 for the first half of 2003, an increase loss of 57 percent.

Liquidity and Capital Reserves

Our net loss of $397,543 for the first half of 2004 represented negative cash flow. We covered this primarily through an increase of $562,000 in new borrowings, an increase of $128,170 in other accrued liabilities and the issuance of $43,750 worth of stock sold.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

In the 1st six months of 2004, TechLite, Inc. did not complete any significant installation work. However, TechLite’s sales and debt reduction program will show excellent results in the 3rd and 4th Quarters of 2004. TechLite expects to have completed contracts and installation work in progress on 4.2 million square feet (60,000 fixtures) during the 3rd and 4th Quarters, approximately $3 million in sales. TechLite has approximately $6 million in additional contracts that are expected to close in the next five to eight months. TechLite expects to reduce its debt by $1.5 million by the end of the 3rd Quarter this year, and in addition, expects to produce a profit exceeding $1.4 million in the next 11 months.

We feel that our outlook will improve considerably since embarking upon an aggressive strategy to write new business and reduce our overhead. This includes reducing our conventional in-house sales force and forging strategic agreements to penetrate selected markets. Among the benefits of this approach is the deferral of most of our sales cost until after an order is received and avoiding most sales cost in cases where an order is not received. It also involves going to market through non-traditional outlets, where our type of work, though not typically part of the standard basket of goods, can nevertheless be realized by capitalizing on existing end-user goodwill. TechLite is also adding two new state-of-the-art energy reduction products to its Turnkey Energy Services Program in September 2004. TechLite remains committed to existing national alliances, particularly in the areas of survey and delivery that will fulfill the increased sales.

Item 3.       Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

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

No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

Item 2.       Changes in Securities

None.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

2	Agreement of merger of October 16, 1998, between TechLite, Inc. and TechLite Applied Sciences, Inc.*
3.1	Articles of Incorporation of TechLite, Inc.*
3.2	Bylaws of TechLite, Inc.*
10.1	1998 stock Option Plan adopted by TechLite, Inc.*
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.

(b)   Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHLITE, INC.

Date: August 19, 2004	By:	/s/
J.D. Arvidson
Chief Executive Officer

TechLite, Inc.
Commission File No. 333-68071

INDEX TO EXHIBITS TO FORM 10-QSB
For the quarterly period ended June 30, 2004

The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

Exhibit	Item

2	Agreement of merger of October 16, 1998, between TechLite, Inc. and TechLite Applied Sciences, Inc.*
3.1	Articles of Incorporation of TechLite, Inc.*
3.2	Bylaws of TechLite, Inc.*
10.1	1998 stock Option Plan adopted by TechLite, Inc.*
31	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with Form S-4, Commission File No. 333-68137; incorporated herein.

1