Form 10QSB
period 2004-09-30
TECHLITE INC
filed 2004-11-29
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2004, there were 14,735,959 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

		Page

PART I - FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis or Plan of Operation	16

Item 3.	Controls and Procedures	19

PART II - OTHER INFORMATION		19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sale of Equity Securities	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Page

Balance Sheets as of the nine months ended September 30, 2004
(unaudited) and the year ended December 31, 2003
(audited)	4
Statements of Income (unaudited) Three Months Ended
September 30, 2004 and 2003 and Nine Months
Ended September 30, 2004 and 2003	5
Statements of Cash Flows (unaudited) Three Months Ended
September 30, 2004 and 2003 and Nine Months
Ended September 30, 2004 and 2003	6
Notes to Financial Statements (unaudited)	7

TECHLITE, INC.
BALANCE SHEETS
As of the nine months ended September 30, 2004 and the year ended December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Cash	9,277	1,320
Contract receivables	320,862	181,021
Inventory	6,936	6,936
Property & equipment
Equipment	205,291	207,400
Furniture and fixtures	35,478	35,478
Building and land	400,000	400,000
Leasehold improvements	73,394	73,394
Autos and trucks	202,460	202,460
	916,623	918,732
Less accumulated depreciation	581,907	549,801
	334,716	368,931

Other assets, net	51,823	32,397

Total Assets	723,614	590,605

LIABILITIES

Accounts payable	1,347,688	1,697,964
Accrued wages	238,044	157,390
Billings in excess of costs & estimated
earnings on uncompleted contracts	21,779	7,269
Taxes payable	312,430	216,349
Notes payable	2,871,520	2,472,727
Other liabilities	693,219	406,579

Total Liabilities	5,484,680	4,958,278

EQUITY

Preferred stock, $.001 par value; 10,000,000
authorized shares; none issued	-	-
Common stock, $.001 par value; 40,000,000
authorized shares; 10,994,910 and 10,194,910
issued and outstanding at September 30, 2004
and December 31, 2003, respectively	10,995	10,195
Treasury stock	(10,000)	(10,000)
Paid-in-capital	5,094,772	4,915,572
Retained earnings(deficit)	(9,856,833)	(9,283,440)

Total Equity	(4,761,066)	(4,367,673)

Total Liabilities & Equity	723,614	590,605

See Notes to Financial Statements

TECHLITE, INC.
STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2004	2003	2004	2003

Contract revenues earned	103,325	1,592,689	125,332	2,713,727
Cost of revenues earned	88,049	995,028	103,643	1,821,913

Gross profit (loss)	15,276	597,661	21,689	891,814

General & administrative expenses	220,388	268,436	732,127	843,937

Income(Loss) from operations	(205,112)	329,225	(710,438)	47,877

Other income	29,262	62,942	137,045	91,713

Income(Loss) before taxes	(175,850)	392,167	(573,393)	139,590

Provision for income taxes	-	-	-	-

Net Income(Loss)	(175,850)	392,167	(573,393)	139,590

Net Income(Loss) per common share	(0.02)	0.05	(0.05)	0.02

See Notes to Financial Statements

TECHLITE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30	Sept. 30	Sept. 30	Sept. 30
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(175,850)	392,167	(573,393)	139,590
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	10,702	18,413	32,107	54,669
Stock given as compensation	-	-	31,250	-
(Gain) loss of sale of assets	-	(1,633)	-	(2,033)
Decrease (increase) in contract receivables	(112,285)	399,528	(139,841)	(13,713)
Decrease (increase) in other assets/receivables	(10,566)	(877)	(19,426)	6,609
Net increase (decrease) in billings related to
costs and estimated earnings on
uncompleted contracts	8,961	(176,064)	14,510	(233,151)
Increase (decrease) in accounts payable	(70,904)	(156,324)	(325,276)	112,622
Increase (decrease) in other accrued liabilities	435,246	(2,636)	563,416	275,020
Net cash provided by (used in) operating activities	85,304	472,574	(416,653)	339,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(5,700)	-	(11,298)
Sale of equipment	-	-	-	-
Net cash used in investing activities	-	(5,700)	-	(11,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payments on notes payable	(78,019)	(466,385)	(181,140)	(842,171)
New borrowings	-	87,577	562,000	601,269
Sale of stock	-	-	43,750	-
Net cash provided by (used in) financing activities	(78,019)	(378,808)	424,610	(240,902)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	7,285	88,066	7,957	87,413

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	1,992	260	1,320	913

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	9,277	88,326	9,277	88,326

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

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 2:    CONTRACT RECEIVABLES

Contract receivables consist of:
	SEPT 2004	DEC 2003
Billed
Completed contracts	$3,882	$3,882
Contracts in progress	316,980	177,139

	$320,862	$181,021

NOTE 3:    COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:
	SEPT 2004	DEC 2003

Costs incurred on uncompleted contracts	$2,348,831	$2,234,699
Estimated earnings	691,115	679,915
	3,039,946	2,914,614
Billings to date	3,061,725	2,921,883

	$(21,779)	$(7,269)

Included in the accompanying balance sheet under the following captions:
Billings in excess of costs and estimated
earnings on uncompleted contracts	$21,779	$7,269

NOTE 4:    NOTES PAYABLE
	SEPT 2004	DEC 2003
Unsecured notes payable, due on demand, at 7% to 10%	$185,076	$196,312
Note payable, collateralized by second mortgage on building and land, due March 2003, at 5%	125,000	125,000
Unsecured line of credit, at 16.75%	19,473	19,473
Note payable, non-interest bearing, convertible to Company stock at the option of the lender	30,000	30,000

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 4:    NOTES PAYABLE (Continued)

Note payable, collateralized by accounts receivable, quarterly interest due through June 2002, then due in 48 monthly installments plus interest beginning in July 2002 and ending in June 2006, at 7%	586,995	736,710
Note payable, collateralized by Company stock, real estate and vehicles, due July 2006, at 8.75%	75,841	93,479
Note payable, collateralized by 750,692 shares of Company stock owned by two officers and additional real estate owned by one officer, due . March 2003, at 5.75%	250,830	250,830
Unsecured notes payable to company officers, due on demand, at 7% to 8%	119,232	119,232
Note payable, collateralized by 8300 shares of Emerson Electric stock owned by a Company shareholder, due March 2003, at 5.25%	395,100	395,100
Note payable, due Sept 2004, at 10%, convertible
to Company stock at the option of the lender	80,000
Note payable, due Sept 2004, at 10%, convertible
to Company stock at the option of the lender	170,000
Note payable, due Dec 2004, at 10%, convertible
to Company stock at the option of the lender	130,000
Note payable, due Aug 2004, at 6.5%	20,000
Note payable, due July 2004, interest of $2,500
is due with principle payment	25,000
Note payable, due in monthly installments plus
interest to January 2005, at 10%	4,197
Note payable, collateralized by specific accounts
receivable, 110,000 shares of Company stock
given in lieu of interest, due April 2, 2004	125,000
Note payable, building and land, due in monthly installments plus interest to October 2013, at 9%	324,936	330,721
	2,666,680	2,296,857
Accrued interest	204,840	175,870

	$2,871,520	$2,472,727

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 4:    NOTES PAYABLE (Continued)

Interest expense incurred during the period ended September 30, 2004 and the year ended December 31, 2003 was $185,016 and $243,638, respectfully. Interest actually paid during the period ended September 30, 2004 and the year ended December 31, 2003 was $77,379 and $130,016, respectfully.

Aggregate annual maturities of debt at September 30, 2004, are:

2004	$1,814,871
2005	317,514
2006	236,430
2007	27,650
2008	30,244
Thereafter	239,971

$2,666,680

NOTE 5:    PROPERTY AND EQUIPMENT

Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:
	SEPT 2004	DEC 2003

Buildings	$115,400	$100,400
Vehicles	192,196	188,905
Equipment	199,251	193,434
Furniture	30,127	27,634
Leasehold improvements	44,933	39,428

	$581,907	$549,801

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 6:    INCOME TAXES AND DEFERRED INCOME TAXES

There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

	SEPT 2004	DEC 2003

Computed at the statutory rate of 34%	$(194,954)	$(131,552)
Increase in tax resulting from:
Net operating loss carryforward allowance	194,954	131,552

	$0	$0

As of September 30, 2004, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $8,035,621. Net operating loss carryforwards expire as follows:

Amount	Federal	State
$109,832	2010	2010
610,900	2018	2013
1,474,640	2019	2014
1,960,330	2020	2015
1,962,488	2021	2021
1,530,513	2022	2022
386,918	2023	2023

$8,035,621

Based on the Company’s significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 7:    BACKLOG

The following schedule summarizes changes in backlog on contracts during the period ended September 30, 2004 and the year ended December 31, 2003. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at period-end and from contractual agreements on which work has not yet begun.

	SEPT 2004	DEC 2003

Backlog, beginning of period	$7,269	$604,728
New contracts during the period	2,518,853	2,191,711
Contract adjustments	24,266	138,535
	2,550,388	2,934,974
Less contract revenues earned during the period	125,332	2,927,705

Backlog, end of period	$2,425,056	$7,269

NOTE 8:    SIGNIFICANT ESTIMATES AND CONCENTRATIONS

U.S. generally accepted accounting principles require disclosure of certain significant estimates and current vulnerability due to certain concentrations. Those matters include the following:

Estimates of revenue on uncompleted construction contracts are explained in Note 1, under Revenue Recognition and are described in detail in Note 3.

NOTE 9:    OTHER ASSETS

At September 30, 2004 and December 31, 2003, the Company recorded $51,823 and $32,397 respectively, as other assets. Other assets at September 30, 2004 include $4,081 for cash deposits with a utility company, $9,856 in employee receivables, $11,886 in interest receivable and $26,000 in receivables for stock issued, but not paid for as of period-end. Other assets at December 31, 2003 include $4,081 for cash deposits with a utility company, $2,316 in employee receivables and $26,000 in receivables for stock issued, but not paid for as of period-end.

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

NOTE 12:    UNISSUED SHARES OF COMPANY STOCK

During the year ended December 31, 2001, the Company collected $739,210 for the sale of 1,403,377 shares of Company stock. As of September 30, 2004 and December 31, 2003, 186,710 shares of this stock were still not issued and these financial statements reflect liabilities of $189,210 for the cash collected. During the year ended December 31, 2003, the Company collected $130,000 for the sale of 650,000 shares of stock which were not issued at year end. The financial statements at December 31, 2003 reflect liabilities of $130,000 for the cash collected. As of September 30, 2004, 400,000 of the 650,000 shares were issued. An additional $361,250 for the sale of 1,445,000 shares was received during the period ended September 30, 2004 and the stock is not issued at June 30, 2004. The financial statements at September 30, 2004 reflect liabilities of $600,460 for the cash collected. The number of shares of Company stock issued and outstanding at September 30, 2004 and December 31, 2003 and the net loss per share do not reflect these shares as they were not issued at September 30, 2004 and December 31, 2003.

TECHLITE, INC. NOTES TO FINANCIAL STATEMENTS UNAUDITED

NOTE 13:    STOCK WARRANTS

During the period ended June 30, 2004 the Company authorized Class A and Class B common stock purchase warrants. The warrants will be sold in connection with future stock sales bundled as units. Each unit will contain 10,000 shares of Company common stock, 5,000 Class A warrants and 3,333 Class B warrants. There are 300 units authorized. The Class A warrants can be exercised to purchase Company common stock at $0.50 per share prior to September 30, 2004. The Class B warrants can be exercised to purchase Company common stock at $1.00 per share prior to March 31, 2005. Should the Company’s common stock closing bid price be at least $2.00 per share for 10 consecutive trading days, the Company can give the holder of the warrant 30 days written notice within which the warrant must be exercised or the warrant will expire. There were no additional shares of Company stock issued during the three months ended September 30, 2004.

NOTE 14:    SUBSEQUENT EVENTS

During October 2004, 3,791,049 shares of Company stock were issued. The shares issued represent the remaining shares associated with the 300 units of stock and warrants as well as additional shares of Company stock without warrants. Included in the issued shares, $512,429 of debt was converted to stock and $516,783 shown as advance stock sales at September 30, 2004 was reduced as the stock was issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See “Item 1. Financial Statements.”

Results of Operations - Third Quarter of 2004 Compared to Third Quarter of 2003

Our revenues of $1,592,689 for the quarter ended September 30, 2003 (Q3 2003) decreased by $1,489,364 or 94 percent to revenues of $103,325 for the quarter ended September 30, 2004 (Q3 2004). This decrease was due primarily to the decrease in sales.

General and administrative expenses for Q3 2004 were $220,388, a reduction of $48,048, compared with general and administrative expenses of $268,436 for Q3 2003. The decrease in general and administrative expenses was due primarily to cost-cutting measures.

We had a net loss of $175,850 for Q3 2004 compared to net income of $392,167 for Q3 2003. At the end of Q3 2004, however, our backlog of business was $2,425,056, compared to a backlog of $234,147, at the end of Q3 2003.

Results of Operations - First Three Quarters of 2004 Compared to First Three Quarters of 2003

Our revenues of $125,332 for the first three quarters of fiscal year 2004 represented a decrease of $2,588,395, or 95 percent, from revenues of $2,713,727 during the first three quarters of 2003. This decrease was due primarily to decrease in sales contracts.

General and administrative expenses for the first three quarters of 2004 were $732,127, compared with general and administrative expenses of $843,937 for the first three quarters of 2003, a reduction of $111,810 or 13 percent. This decrease was due primarily to expense and personnel reductions.

We had a net loss from operations of $573,393 during the first three quarters of 2004, a decrease of $712,983, or 511 percent, from a net income from operations of $139,590 during the first three quarters of 2003.

Liquidity and Capital Reserves

We had a positive cash flow at the end of the first three quarters of 2004. This was due primarily to new borrowings of $562,000 and sale of $43,750 of stock. Another contributing factor was an increase in other accrued liabilities of $563,416.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•	any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

Outlook

This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may vary considerably.

The following is not only the outlook, but an update of events that have and are occurring within TechLite and the energy service business.

In addition to working on sales prospects, TechLite determined it would be prudent to reduce debt, put in place an expanded long-term marketing capability and obtain adequate capital to handle future business. In early summer 2004, TechLite completed a private placement totaling $750,000. And, in October 2004 TechLite obtained a substantial line of credit. TechLite has reduced debt, much of which will not be reported until the end of the 4th quarter 2004. Contracts in the sales cycle total approximately $10 million and current jobs under contract total approximately $2.3 million at this time.

In 2004 TechLite and Educational Resources Associates (ERA) President Dr. Ronald Knight agreed to a long-term extension of their 2002 marketing agreement. ERA is a Texas company that provides customized and integrated services to help government entities plan, employ and manage their resources. ERA has an extensive background in working with school districts.

To compensate for peak demand shortages, utility companies in several states are offering cash rebates for energy efficient upgrades that reduce energy consumption. In addition; the pending new United States Energy Bill includes a $.70 per square foot tax reduction for energy efficient lighting upgrades. Should it be enacted, this bill will be another positive development for the energy service industry and TechLite’s marketing program.

The U.S. Department of Energy has mandated that all new air conditioning units have a 30% energy use reduction by 2006. This government mandate will impact TechLite Energy Service Business products in a very positive manner, i.e. the OAM Oil Purger, etc.

TechLite has completed a contract for the merger (acquisition) of two Texas-based businesses, Keystone Energy Management and Omni Sciences. Keystone Energy Management specializes in energy efficient upgrades for commercial properties and convenience stores based on a shared savings program. Customers include:

1. The Dallas Cowboys
2. McDonalds
3. Burger King
4. Aramark
5. State Farm
6. Western Beef
7. Associated Supermarkets
8. Marriott
9. Best Western
10. Subway

Omni Sciences brings TechLite two state-of-the-art energy reduction products, Frigi-Tech and the OAM Oil Purger™. Frigi-Tech is a refrigerant additive for both high pressure and low pressure commercial and residential air conditioning systems. Frigi-Tech increases compressor efficiency, lowering electric costs by 10% to 18%. Frigi-Tech also reduces maintenance and prolongs the life of both chillers and air conditioning compressors.

The award-winning OAM Purger is an oil, acid and moisture purger which can be installed on both low pressure and high pressure chiller systems. The OAM purger increases the efficiency of chillers by continually drawing off a small quantity of refrigerant, typically 10 to 15 pounds at a time; the refrigerant is then distilled back to the chiller leaving all (escaped) oil behind. The recovered oil is then automatically returned to the chiller’s oil sumps where it belongs. Acid and moisture are also removed from the refrigerant and oil during the process. The refrigerant is permanently maintained in a virtual oil-free state increasing the chiller’s efficiency and reducing energy costs.

TechLite, Inc. and associates are in the process of implementing an expanded marketing program which includes the new products and related sales personnel associated with Keystone Energy Management, i.e. Frigi-Tech and the OAM Purger.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities

The following shares of common stock were issued on the dates shown in transactions exempt from registration pursuant to the provisions of Regulation D, Rule 506. Each purchaser had a pre-existing relationship with management and was an accredited investor.

Date	Purchaser	No. of Shares	$ Value of Consideration Received	Type of Consideration

10-15-04	10 persons	2,166,049	$0.25	Cash: $496,750; Cancellation of debt: $44,762; Services: $93,750

10-22-04	2 persons	1,200,000	$0.25	Services: $300,000

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

TECHLITE, INC.

Date: November 24, 2004	By:	/s/ J.D. Arvidson
J.D. Arvidson
Chief Executive Officer

TechLite, Inc.
Commission File No. 333-68071

INDEX TO EXHIBITS TO FORM 10-QSB
For the quarterly period ended September 30, 2004

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