Form 10KSB
period 2004-12-31
TECHLITE INC
filed 2005-05-23
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $1,471,111.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,016,959 shares of Common Stock, $0.001 par value, as of December 31, 2005.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Item 1.  Description of Business ..........................................    5

         Business Development .............................................    5
         Description of TechLite's Business ...............................    5
         Electric Power Shortages and Lighting Costs ......................    5
         Market of Decade and the EPA......................................    6
         The Market .......................................................    6
         No Out of Pocket Expense..........................................    7
         Major Current Events..............................................    7
         The Utility Companies' ESCO Impact ...............................    8
         Independent Lighting Retrofit Companies ..........................    9
         Business Plan Summary ............................................    9
         TechLite Marketing ...............................................    9
         Business Approach ................................................   10
         Financial Considerations .........................................   10
         Venue of Sales ...................................................   11
         Patents, Copyrights and Intellectual Property ....................   11
         Competition ......................................................   11
         Government Approval of Principal Products ........................   11
         Government Regulations ...........................................   11
         Seasonality ......................................................   12
         Research and Development .........................................   12
         Environmental Controls ...........................................   12
         Number of Employees ..............................................   12
         Intellectual Property ............................................   12

Item 2.  Properties .......................................................   12

         Facilities .......................................................   12

Item 3.  Legal Proceedings ................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders ..............   13

Item 5.  Market for Common Equity and Related Stockholder Matters .........   13

Item 6.  Management's Discussion and Analysis .............................   16

         Background .......................................................   15
         Results of Operations ............................................   17
         Sales ............................................................   17
         Gross Margin .....................................................   17
         Selling, General and Administrative Expenses .....................   17
         Net Income (Loss) Before Taxes ...................................   17
         Balance Sheet Items ..............................................   18
         Liquidity and Capital Resources ..................................   18

Item 7.  Financial Statements .............................................   18

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .........................................   33

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ................   33

Item 10.  Executive Compensation ..........................................   33

Item 11.  Security Ownership of Certain Beneficial Owners and Management ..   34

Item 12.  Certain Relationships and Related Transactions ..................   35

Item 13.  Exhibits and Reports on Form 8-K ................................   35

Item 14.  Controls and Procedures .........................................   37

Signatures ............................................................... 38-42

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


The Market
----------

         There are approximately 3 billion light fixtures nationwide that will benefit from energy efficient lighting upgrades and retrofits. The U.S. Department of Energy estimates that lighting in U.S. commercial buildings alone (buildings that have standard fluorescent and incandescent lights) equals 27.47 billion sq.ft. Additional energy savings opportunities exist throughout the U.S. school systems. For example: the Florida School Districts total 303 million square feet, but less than 50 million square feet had been upgraded as of a recent date with energy efficient lighting. Projected new school construction in Florida alone is approximately six million square feet a year, and this does not include the 15,000,000 square feet needed to bring overcrowding to acceptable levels. The projected lighting needs for Florida schools alone, in both retrofit and new construction over the next five years, exceed $300 million.

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

     o Energy Shortages - America is running short of electricity. The growing United States' demand for electricity continues to expand faster than current power plant construction. Many recent reports and articles state that parts of the US will see energy shortages and higher prices for 10 to 20 years.

     o Vast Market - In 2001 the U.S. Department of Energy, the Environmental Protection Agency and industry sources estimated the overall energy services industry's lighting retrofit market at approximately 3 billion existing light fixtures and more than $100 billion.

     o The EPA Energy Star Emission Reduction Program - Encourages American businesses to reduce pollution and energy consumption by upgrading their existing light systems with state-of-the-art energy efficient retrofit components.

     o 1992 Federal Energy Act - This Federal Law requires manufacturers to stop production of many inefficient lighting products. For example: In 1994, manufacturers stopped producing two of the most commonly used 8-foot fluorescent lamps. The popular 4ft 40-watt cool white, T-12 lamps were discontinued in 1995. In effect the government has concluded that Energy Efficient lighting is so important that it should be done in every possible location.

     o Rebates - To compensate for peak demand shortages, utility companies in several states are offering cash rebates for energy efficient lighting upgrades that reduce energy consumption. In addition; the pending new United States Energy Bill includes a $1.50 per square foot tax credit for energy efficient upgrades. This will be another positive development for the energy services industry and TechLite's marketing program. Note: The investment for a TechLite energy efficient lighting upgrade is less than $0.90 a square foot.

     o Deregulation of Electricity - With deregulation, nationwide competition between utility company energy services companies (ESCOs) for billions of dollars of electrical supply contracts is already underway in over 20 states. Many of the ESCO's sales packages include energy efficient lighting upgrades and most ESCOs subcontract their lighting contracts and seek a company like TechLite, Inc. to do their work.

     o Retrofit Financing - Energy efficient lighting upgrade funding is available utilizing lease packages, performance contracts, guaranteed savings or shared savings plans and each are totally repayable from the savings generated by the lighting upgrade. Repayment can be structured so the energy savings exceed the monthly repayment schedule, creating a positive cash flow from the current electric bill.

     o Contracting Companies - There are a limited number of companies in the energy services business offering a turnkey audit, design, finance, installation and service capability.

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

Business Plan Summary
---------------------

         TechLite offers private businesses, schools, government entities and ESCOs a complete, one-stop, turnkey Energy Efficient Lighting Upgrade Package.

         TechLite, Inc. now provides and will continue to provide its customers with the following services:

o    Comprehensive energy audit reports of each building to be retrofitted
o Custom design engineering to maximize fixture efficiency and energy savings in the most cost effective manner
o    Experienced retrofit management and installation personnel
o    State-of-the-art energy efficient lighting fixtures and retrofit components
o    Third-party   project  funding   designed  so  energy  savings  exceed  the
     investment repayment schedule
o    Performance bonding, as needed
o    EPA-approved disposal of old lamps and ballasts
o Service after the installation to insure the lighting upgrade operates according to design specifications
o    Lighting maintenance contracts for continued service after the retrofit.

Simple Lighting Retrofit Example Based On Square Footage:

o Example Building: 350,000 sq. ft. with 2 x 4 lighting fixtures installed every 70 sq. ft. This equals 5,000 light fixtures.
o Assume an estimated electric rate of 7.5 cents kWh. Note: electric rates may vary from 5 cents to 14 cents per kWh depending on the state or region.
o    Assume operating hours of 4,000 a year.
o Note: Existing 2 x 4 lighting fixtures components are four 34 watt T-12 lamps and 2 magnetic ballasts (158 watt system).
o Install TechLite retrofit that provides equal light at 75 cents per square foot. Total upgrade investment = $262,500.
o Net energy savings equal 43 cents per sq. ft., which totals $150,000 savings per year.
o The capital recovery period for this retrofit investment is less than 1.8 years.

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

Venue of Sales.
---------------

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

Patents, Copyrights and Intellectual Property.
----------------------------------------------

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

Number of Employees
-------------------

         On March 31, 2005, TechLite employed 5 persons full time.

Intellectual Property
---------------------

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

         Spirit Bank vs. TechLite, Inc., et al, 04/12/2005, CJ20051243, in the alleged amount of $1,051,713.00.

         North American Gaming and Enetertainment Corporation vs. TechLite, Inc., et al, 2004; judgement balance approximately $40,000.00.

         Kris-Davis Company vs. TechLite, Inc., 2000; judgement balance $51,561.

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

                                    High             Low
                                    ----             ---
         2003:
                  1st Qtr.          0.15             0.1
                  2nd Qtr.          0.1              0.1
                  3rd Qtr.          0.12             0.07
                  4th Qtr.          0.35             0.12

         2004:
                  1st Qtr.          0.4              0.26
                  2nd Qtr.          0.26             0.07
                  3rd Qtr.          0.88             0.15
                  4th Qtr.          0.65             0.09

Holders. Based on information provided by our transfer agent, the Company had 619 shareholders of record of its common stock on December 31, 2004.

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

         Recent Sales of Unregistered Securities. During 2003 and 2004, TechLite sold the following shares of Common Stock to investors in offerings exempt from registration pursuant to the provisions of Regulation D, Rule 506. No underwriter or broker-dealer was used. The shares were all sold for cash or for services rendered. Each of the purchasers was personally known to the company and its directors prior to the offer made by the Company to sell such securities.


----------- ----------------------------- ------------------ -------------------------------------------------
Date        Name of Purchaser                No. of Shares   Consideration (Cash unless otherwise indicated)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Marjorie J. Cole                         75,000  $7,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Bill Conner                              15,000  valued @.10 per share or $1,500(1)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Civilla Ball                             17,157  valued @.10 per share or $1,715.70(3)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    John E. Cantrell                        830,000  valued @.30 per share or $249,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    John Linehan                             60,000  valued @.10 per share or $6,000(9)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    W.R. Kelley                             100,000  valued @.10 per share or $10,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Lee Arehart                               5,000  valued @.10 per share or $500(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Carl Turnbow Trust                       10,000  valued @.10 per share or $1,000(1)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Greg Wanless                             40,000  valued @.10 per share or $4,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Ross Aycock                              10,000  valued @.10 per share or $1,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Jimmy Zarlenga                           10,000  valued @.10 per share or $1,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Frank Swayze                              5,000  valued @.10 per share or $500(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Gary Crews                               20,000  valued @.10 per share or $2,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Pat Walters                              75,000  valued @.10 per share or $7,500(3)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Alyssa E. Conway                         10,000  valued @.10 per share or $1,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Carletta Trimble                         10,000  valued @.10 per share or $1,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Tracy Arvidson                           20,000  valued @.10 per share or $2,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    Todd Arvidson                            20,000  valued @.10 per share or $2,000(1)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    The Backwoods Trust                     266,666  valued @.10 per share or $26,667(1)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    The Flex Trust                          266,666  valued @.10 per share or $26,667(1)
----------- ----------------------------- ------------------ -------------------------------------------------
12-03-03    The Travis Trust                        266,666  valued @.10 per share or $26,667(1)
----------- ----------------------------- ------------------ -------------------------------------------------
01-01-04    Gary Bryant                             200,000  valued @.20 per share or $40,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
01-01-04    George Cole                             200,000  valued @.20 per share or $40,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
01-01-04    Thomas Kenan                            100,000  valued @.20 per share or $20,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    George Cole                              40,000  valued @.25 per share or $10,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    North American Gaming Corp              110,000  valued @.25 per share or $27,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Skeen Family Trust                       10,000  valued @.25 per share or $2,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Albert Wlech                             50,000  valued @.25 per share or $12,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Robert Swatek                            50,000  valued @.25 per share or $12,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Lee Arehart                               5,000  valued @.25 per share or $1,250(8)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Jimmy Hunter                              5,000  valued @.25 per share or $1,250(8)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Kimberly Light                           30,000  valued @.25 per share or $7,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Rod Frates                              520,000  valued @.25 per share or $130,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Earl Slick                            1,000,000  valued @.25 per share or $250,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Cole                              80,000  valued @.25 per share or $20,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Cole                              60,000  valued @.25 per share or $15,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Cole                              30,000  valued @.25 per share or $7,500(5)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Larry Jordan                             20,000  valued @.25 per share or $5,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Albert Welsh                             50,000  valued @.25 per share or $12,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Carol Welsh                             100,000  valued @.25 per share or $25,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Gary Bryant                             100,000  valued @.25 per share or $25,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Gary Bryant                              27,000  valued @.25 per share or $6,750(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    C.O. Sage                                41,490  valued @.60 per share or $24,894(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Catherine Sage                           93,393  valued @.60 per share or $56,035.80(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Carol Sage                               35,833  valued @.60 per share or $21,499.80(7)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Carol Sage                                8,333  valued @.60 per share or $4,999.80(7)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Bruce Cosgrove                          125,000  valued @.25 per share or $31,250(4)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Baker Consulting, LLC                   125,000  valued @.25 per share or $31,250(4)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Matin                            125,000  valued @.25 per share or $31,250(4)
----------- ----------------------------- ------------------ -------------------------------------------------



----------- ----------------------------- ------------------ -------------------------------------------------
10-22-04    Phil Baker                              600,000  valued @.10 per share or $60,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
10-22-04    George Matin                            600,000  valued @.10 per share or $60,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Joseph A Frates TTEE                  1,000,000  valued @.25 per share or $250,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Joseph A Frates TTEE                    176,710  valued @1.00 per share or $176,710(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Joseph A Frates TTEE                     23,290  valued @.25 per share or $5,822.50(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    W.R. Kelley                              50,000  valued @.10 per share or $5,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
11-15-04    Jim Arvidson                             50,000  valued @.10 per share or $5,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
11-15-04    Jack Morgan                               6,000  valued @.10 per share or $600(3)
----------- ----------------------------- ------------------ -------------------------------------------------
11-15-04    L.B. Bowman                              50,000  valued @.10 per share or $5,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
11-15-04    Lee Arehart                               5,000  valued @.10 per share or $500(8)
----------- ----------------------------- ------------------ -------------------------------------------------
11-15-04    Jimmy Hunter                             10,000  valued @.10 per share or $1,000(8)
----------- ----------------------------- ------------------ -------------------------------------------------
11-15-04    Paul Hollrah                             35,000  valued @.25 per share or $8,750(6)
----------- ----------------------------- ------------------ -------------------------------------------------
11-16-04    Tulsa Equipment Sales                   150,000  valued @.10 per share or $15,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
12-29-04    William Probst                          200,000  valued @.10 per share or $200(2)
----------- ----------------------------- ------------------ -------------------------------------------------
12-29-04    Paul Hollrah                             25,000  valued @.25 per share or $6,250(6)
----------- ----------------------------- ------------------ -------------------------------------------------
12-29-04    Tulsa Equipment Sales                   500,000  valued @.10 per share or $50,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
12-29-04    Ron Brewer                              500,000  valued @.10 per share or $50,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------
12-29-04    Rick Coody                              500,000  valued @.10 per share or $50,000(4)
----------- ----------------------------- ------------------ -------------------------------------------------

---------------------------

(1)      Services for arranging financing.

(2)      Future acquisitions.

(3)      Reduction in note/account payable.

(4)      Consulting services for liaison/special projects.

(5)      Finders fee.

(6)      Stock sale.

(7)      Payable for old wages.

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

                 TechLite Report Regarding 2004 - 2005 Business
                 ----------------------------------------------

Historically many sizable construction and/or energy upgrade projects require Performance Bonds. In recent years TechLite has been able to obtain bonding for such jobs. In 2004 TechLite early sales totaled appropriately $3,103,576.00.

Due to issues within the Re-Insurance Industry `Performance Bonds' became increasingly difficult or impossible to obtain. TechLite has several million dollars worth of projects in the sales pipeline that require Performance Bonds. However, TechLite has temporally backed off of its immediate sales efforts to acquire the necessary Capital and increased assets to upgrade its financial position and ability to obtain Performance Bonds for those pending projects.

Without question the lingering negative financial fallout from the TechLite Florida situation has been a hindrance in efforts to achieve company objectives. However, upon completion of steps already in progress, TechLite will be in a positive position (near term) to accomplish the following:

     o    Strengthen its balance sheet.
     o Enhance its ability to obtain Performance Bonding for government and school Energy Upgrade projects.
     o Provide sufficient capital to expand sales, acquire material and expedite installation.
     o    Increase Gross revenue and profit.
     o    Increase the valve of the company.

With increasing Energy costs TechLite is in the right business at the right time. However, the items listed above must be completed in order to capitalize on the expanded business opportunities that are available to us. By completing the steps listed above TechLite will achieve a positive position and therefore create a solid company base and stabilize the company'

Background.
-----------

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

         Without question, the expansion development work and events in Florida contributed to the poor sales performance by TechLite in the first three quarters of 2000. In the last quarter of 2000 and in 2001, TechLite implemented an extensive and comprehensive strategy to correct these problems and expand the market opportunities that exist today. Management has taken the following steps:

     o    Restructured sales force with reliable, proven sales producers.

     o    Diversified targeted end user profile.

     o    Developed new marketing alliances.

     o    Expanded   subcontracting   capability  for  the  ESCO  community  and
          increased diversity of negotiated projects.

Results of operations.
----------------------

         The following table presents, as a percentage of sales, certain selected financial data for each of the two fiscal years ended December 31, 2004 and December 31, 2003:

                                                Year Ended December 31
                                                   2004          2003
-----------------------------------------------------------------------
Sales                                                 100%          100%
Cost of sales                                          89%           75%
                                                ---------     ---------
Gross margin                                           11%           25%

Selling, general and
     administrative expenses                         1048%           41%

Net income (loss) before taxes                       (879)%         (13)%

         Sales.
         ------

         Sales of $147,111 for the fiscal year that ended 12-31-04(FY 2004) decreased by $2,780,594 from sales of $2,927,705 for the fiscal year that ended 12-31-03 (FY 2003). See above discussion.

         Gross margin.
         -------------

         Gross margin of $16,311, or 11 percent of sales in FY 2004, increased from $736,011, or 25 percent of sales, for FY 2003.

         Selling, general and administrative expenses.
         ---------------------------------------------

         Selling, general and administrative expenses increased to $1,542,945 in FY 2004, from $1,199,209 in FY 2003, an increase of $343,736.

         Net income (loss) before taxes.
         -------------------------------

         A net loss before taxes of $1,293,569 in FY 2004 increased by $901,651, from a loss of $391,918 in FY 2003.

         Balance sheet items.
         --------------------

         Significant changes in several balance sheet items occurred from fiscal 2003 to fiscal 2004, in particular the following:

         o A cash position of $627 for the fiscal year ending December 31, 2004 was an decrease from a cash position of $1320 for the fiscal year ending December 31, 2003,

         o contracts receivable of $104,695 for the fiscal year ending December 31, 2004 decreased from $181,021 for the fiscal year ending December 31, 2003,

         o other receivable of $20,114 for the fiscal year ending December 31, 2004 increased from $2,316 for the fiscal year ending December 31, 2003,

         o the billings in excess of costs of $0 for the fiscal year ending December 31, 2004 increased from $7,269 for the fiscal year ending December 31, 2003,

         o the backlog of business decreased to $0 at December 31, 2004 from $7,269 at December 31, 2003,

         o the retained deficit increased from $10,577,009 for the fiscal year ending December 31, 2004 from $9,283,440 for the fiscal year ending December 31, 2003.

         Liquidity and Capital Resources.
         --------------------------------

         TechLite had negative cash flow from operations of $857,759 in FY 2004 compared to a positive cash flow from operations of $415,845 in FY 2003.


ITEM 7.  FINANCIAL STATEMENTS

          Independent Accountants' Report ....................................19
          Balance Sheets December 31, 2004 and 2003 ..........................20
          Statements of Income Year Ended December 31, 2004 and 2003..........22
          Statements of Changes in Stockholders' Equity
                   Year Ended December 31, 2004 and 2003......................23
          Statements of Cash Flows Year Ended December 31, 2004 and 2003......24
          Notes to Financial Statements ......................................25

                         Independent Accountants' Report
                         -------------------------------


Board of Directors
TechLite, Inc.
Tulsa, Oklahoma


We have audited the accompanying balance sheets of TECHLITE, INC. as of December 31, 2004 and 2003, and the related statements of income, statements of changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TECHLITE, INC. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/Causon & Westhoff, CPA's, P.C.

Tulsa, Oklahoma
May 19, 2005

                                 TECHLITE, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003

                                     ASSETS
                                     ------

                                                             DEC 2004   DEC 2003
                                                             --------   --------

CASH                                                         $    627   $  1,320

ACCOUNTS RECEIVABLE
     Contract receivables, net                                104,695    181,021
     Other receivables                                         20,114      2,316

INVENTORY, At Cost                                              6,936      6,936


PROPERTY AND EQUIPMENT, At Cost
     Equipment                                                205,906    207,400
     Furniture and fixtures                                    35,478     35,478
     Building and land                                        400,000    400,000
     Leasehold improvements                                    73,394     73,394
     Autos and trucks                                         202,460    202,460
                                                             --------   --------
                                                              917,238    918,732
     Less accumulated depreciation                            592,089    549,801
                                                             --------   --------
                                                              325,149    368,931
                                                             --------   --------

OTHER ASSETS                                                   72,081     30,081
                                                             --------   --------




               Total Assets                                  $529,602   $590,605
                                                             ========   ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                            DEC 2004        DEC 2003
                                                          ------------    ------------
LIABILITIES
     Accounts payable                                     $  1,344,011    $  1,697,964
     Accrued wages                                             178,418         157,390
     Payroll and sales tax payable                             318,034         216,349
     Commissions payable                                        77,586          87,082
     Billings in excess of costs and estimated
          earnings on uncompleted contracts                      7,269
     Notes payable and accrued interest                      2,612,734       2,472,727
     Other liabilities                                          12,500         319,497
                                                          ------------    ------------
               Total Liabilities                             4,543,283       4,958,278
                                                          ------------    ------------


STOCKHOLDERS' EQUITY
     Preferred stock, $ .001 par value; 10,000,000
           authorized shares;  none issued
     Common stock, $ .001 par value; 40,000,000
authorized shares; 18,016,959 and
10,194,910 issued and outstanding at
           December 31, 2004 and 2003, respectively             18,017          10,195
     Treasury stock; 10,000 shares                             (10,000)        (10,000)
     Additional paid-in capital                              6,555,311       4,915,572
     Retained earnings (deficit)                           (10,577,009)     (9,283,440)
                                                          ------------    ------------
               Total Stockholders' Equity                   (4,013,681)     (4,367,673)
                                                          ------------    ------------



               Total Liabilities & Stockholders' Equity   $    529,602    $    590,605
                                                          ============    ============





See Notes to Financial Statements

                                 TECHLITE, INC.

                              STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      DEC 2004       DEC 2003
                                                     -----------    -----------

CONTRACT REVENUES EARNED                             $   147,111    $ 2,927,705

COST OF REVENUES EARNED                                  130,800      2,191,694
                                                     -----------    -----------

GROSS PROFIT                                              16,311        736,011

GENERAL AND ADMINISTRATIVE
     EXPENSES                                          1,542,945      1,199,209
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                         (1,526,634)      (463,198)

OTHER INCOME                                             233,065         71,280
                                                     -----------    -----------

INCOME (LOSS) BEFORE TAXES                            (1,293,569)      (391,918)
                                                     -----------    -----------

PROVISION FOR INCOME TAXES

NET INCOME (LOSS)                                    $(1,293,569)   $  (391,918)
                                                     ===========    ===========


NET INCOME (LOSS) PER SHARE                          $      (.07)   $      (.04)
                                                     ===========    ===========















See Notes to Financial Statements


                                 TECHLITE, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                           Additional
                               Common       Treasury         Paid-in       Retained
                               Stock         Stock           Capital       Earnings           Total
                           ------------   ------------    ------------   ------------    ------------
BALANCE, DEC 31, 2002      $      8,063   $    (10,000)   $  4,538,489   $ (8,891,522)   $ (4,354,970)

NET INCOME (LOSS)                  --             --              --         (391,918)       (391,918)

TREASURY STOCK                     --             --              --             --              --

SALE OF STOCK                     2,132           --           377,083           --           379,215
                           ------------   ------------    ------------   ------------    ------------


   BALANCE, DEC 31, 2003         10,195        (10,000)      4,915,572     (9,283,440)     (4,367,673)

NET INCOME (LOSS)                  --             --              --       (1,293,569)     (1,293,569)

TREASURY STOCK                     --             --              --             --              --

SALE OF STOCK                     7,822           --         1,639,739           --         1,647,561
                           ------------   ------------    ------------   ------------    ------------

BALANCE, DEC 31, 2004      $     18,017   $    (10,000)   $  6,555,311   $(10,577,009)   $ (4,013,681)
                           ============   ============    ============   ============    ============
















See Notes to Financial Statements


                                 TECHLITE, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

CASH FLOWS FROM OPERATING
ACTIVITIES:                                              DEC 2004       DEC 2003
                                                       -----------    -----------
     Net income (loss)                                 $(1,293,569)   $  (391,918)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
             Depreciation and amortization                  42,662         72,537
               Stock given for services                    444,600        115,215
               Gain on sale of assets                         (988)        (2,033)
             Decrease (increase) in receivables             76,326         22,567
     Decrease (increase) in other assets/receivables       (59,798)         6,813
        Net increase (decrease) in billings related
            to costs and estimated earnings on
            uncompleted contracts                           (7,269)      (228,656)
        Increase (decrease) in accounts payable           (323,953)       308,680
     Increase in other liabilities and debts               264,230        512,640
                                                       -----------    -----------
           Net cash provided by (used in)
           operating activities                           (857,759)       415,845
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                 --          (11,059)
                                                       -----------    -----------

          Net cash used in investing activities               --          (11,059)
                                                       -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable                  (251,532)    (1,013,148)
     New borrowings                                        715,598        601,269
     Sale of stock                                         393,000          7,500
                                                       -----------    -----------

          Net cash provided by (used in)
          financing activities                             857,066       (404,379)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                          (693)           407

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                            1,320            913
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                            $       627    $     1,320
                                                       ===========    ===========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

Contracts Receivable
--------------------

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

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 2:  CONTRACT RECEIVABLES

Contract receivables consist of:
                                                             DEC 2004   DEC 2003
Billed
     Completed contracts                                     $104,695   $  3,882
     Contracts in progress                                       --      177,139
                                                             --------   --------

                                                             $104,695   $181,021
                                                             ========   ========


NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                       DEC 2004       DEC 2003

Costs incurred on uncompleted contracts              $      --      $ 2,234,699
Estimated earnings                                          --          679,915
                                                     -----------    -----------
                                                            --        2,914,614
Billings to date                                            --        2,921,883
                                                     -----------    -----------
                                                     $      --      $    (7,269)
                                                     ===========    ===========
Included in the accompanying balance sheet under
the following captions:
    Billings in excess of costs and estimated
      earnings on uncompleted contracts              $      --      $     7,269
                                                     ===========    ===========

NOTE 4:  NOTES PAYABLE
                                                          DEC 2004     DEC 2003
Unsecured notes payable, due on demand, at
7% to 10%                                                $  713,514   $  591,412
Note payable, collateralized by second mortgage on
building and land, due March 2003, at 5%                    125,000      125,000
Unsecured line of credit, at 12%                             19,473       19,473
Note payable, non-interest bearing, convertible
  to Company stock at the option of the lender               30,000       30,000

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4:  NOTES PAYABLE  (Continued)

Note payable, collateralized by accounts receivable,
  quarterly interest due through June 2002, then due
  in 48 monthly installments plus interest beginning
  in July 2002 and ending in June 2006, at 7%               578,643      736,710
Note payable, collateralized by Company stock,
  real estate and vehicles, due July 2006, at 8.75%          75,841       93,479
Note payable, collateralized by 750,692 shares of
  Company stock owned by two officers and
  additional real estate owned by one officer, due
  March 2003, at 5.75%                                      250,830      250,830
Unsecured notes payable to company officers, due on
  demand, at 7% to 8%                                       192,838      119,232
Note payable, collateralized by specific accounts
  receivable, 110,000 shares of Company stock given
  in lieu of interest, due April 2, 2004                    101,598         --
Note payable, building and land, due in monthly
  installments plus interest through October 2013,
  At 9%                                                     324,936      330,721
                                                         ----------   ----------

                                                          2,412,673    2,296,857
Accrued interest                                            200,061      175,870
                                                         ----------   ----------


                                                         $2,612,734   $2,472,727
                                                         ==========   ==========

Interest expense incurred during the years ended December 31, 2004 and 2003 was $236,361 and $243,638, respectfully. Interest actually paid during the years ended December 31, 2004 and 2003 was $84,229 and $130,016, respectfully.

Aggregate annual maturities of debt at December 31, 2004, are:

       2005                            $1,869,697
       2006                               236,430
       2007                                27,650
       2008                                30,244
       2009                                33,081
       Thereafter                         215,571
                                       ----------

                                       $2,412,673
                                       ==========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 5:  PROPERTY AND EQUIPMENT

         Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                             DEC 2004   DEC 2003

Buildings                                                    $120,400   $100,400
Vehicles                                                      193,292    188,905
Equipment                                                     200,671    193,434
Furniture                                                      30,959     27,634
Leasehold improvements                                         46,767     39,428
                                                             --------   --------

                                                             $592,089   $549,801
                                                             ========   ========


NOTE 6:  INCOME TAXES AND DEFERRED INCOME TAXES

         There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

         A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                          DEC 2004     DEC 2003

Computed at the statutory rate of 34%                    $(439,813)   $(131,552)
Increase in tax resulting from:
     Net operating loss carryforward allowance             439,813      131,552
                                                         ---------    ---------

                                                         $       0    $       0
                                                         =========    =========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6:  INCOME TAXES AND DEFERRED INCOME TAXES (continued)

         As of December 31, 2004, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $9,221,344. Net operating loss carryforwards expire as follows:

                   Amount         Federal            State
                 ----------
                 $  109,832          2010             2010
                    610,900          2018             2013
                  1,474,640          2019             2014
                  1,960,330          2020             2015
                  1,962,488          2021             2021
                  1,530,513          2022             2022
                    363,289          2023             2023
                  1,209,352          2024             2024
                 ----------

                 $9,221,344
                 ==========

         Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.


NOTE 7:  BACKLOG

         The following schedule summarizes changes in backlog on contracts during the years ended December 31, 2004 and 2003. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                          DEC 2004     DEC 2003

Backlog, beginning of year                               $    7,269   $  604,728
New contracts during the year                               112,286    2,191,711
Contract adjustments                                         27,556      138,535
                                                         ----------   ----------
                                                            147,111    2,934,974
Less contract revenues earned during the year               147,111    2,927,705
                                                         ----------   ----------

Backlog, end of year                                     $     --     $    7,269
                                                         ==========   ==========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

NOTE 9:  OTHER ASSETS

         At December 31, 2004 and December 31, 2003, the Company recorded $72,081 and $30,081 respectively, as other assets. Other assets at December 31, 2004 include $4,081 for cash deposits with a utility company, $35,000 note receivable from a Company officer, $7,000 advanced to a business consultant and $26,000 in receivables for stock issued, but not paid for as of year-end. Other assets at December 31, 2003 include $4,081 for cash deposits with a utility company and $26,000 in receivables for stock issued, but not paid for as of year-end.

NOTE 10: CONTINGENCIES

         The Company is a defendant in, and is threatened with, various legal proceedings with respect to certain vendor creditors. Management believes the ultimate liability, to the extent not provided for in amounts currently recorded as liabilities in the financial statements, are not likely to have a material effect on the financial statements taken as a whole.

NOTE 11: GOING CONCERN

         Management is continuing to develop strategic alliances with other companies to compliment the marketing and production capabilities of TechLite, Inc. Management believes this would provide TechLite, Inc. and its affiliates the ability to service customers more effectively. Management is also working to gain contracts on jobs which have been under development for some time. However, the Company currently is unable to obtain the necessary bonding to successfully obtain new contracts. Management is looking to obtain new equity funding to recapitalize the company. Once sufficient capital is in place, the Company should again be able to bond and bid new jobs. The continued existence of the Company may be contingent on obtaining new capitalization.

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 11: GOING CONCERN (continued)

         The Oklahoma Tax Commission has filed a tax lien with respect to unpaid payroll taxes. A payment arrangement has been made with the Oklahoma Tax Commission; however, the Company is behind on the payments agreed to be paid. The Company also has unpaid federal payroll taxes which are recorded as liabilities in the financial statements. The Company is attempting to raise additional equity capital, which could be used to pay all payroll taxes. However, the length of time the Company can continue as a going concern without paying these payroll taxes is unknown. Additionally, the Company's bank which has four outstanding loans, started foreclosure proceedings during 2005. The outcome of this event is unknown at this time.


NOTE 12: UNISSUED SHARES OF COMPANY STOCK

         As of December 31, 2004 and 2003, the financial statements reflect liabilities of $12,500 and $319,210 for stock which has been purchased, but remained unissued at year-end. The number of unissued shares is 10,000 and 836,710 at December 31, 2004 and 2003, respectively. The number of shares of Company stock issued and outstanding at December 31, 2004 and 2003 and the net loss per share do not reflect these additional shares as they were not issued at December 31, 2004 and 2003.


NOTE 13: STOCK COMPENSATION

         General and administrative expenses of $1,542,945 and $1,199,209 for the years ended December 31, 2004 and 2003 respectively, includes $444,600 and $115,215 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 3,646,000 and 1,152,155 shares during the years ended December 31, 2004 and 2003, respectively. The value of the stock exchanged was an average estimated value of approximately $.12 and $.10 per share, for the years ended December 31, 2004 and 2003, respectively. Accordingly, $444,600 and $115,215 are recorded as general and administrative expense during the years ended December 31, 2004 and 2003, respectively.


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

                                                                            Office Held  Term of
     Person                                        Office                      Since     Office
     ------                                        ------                      -----     ------
J. D. Arvidson, 65                       Chief Executive Officer, Chief         1992       2004
                                         Financial Officer and Director

C. O. Sage, 70                           Vice President and Director            1992       2004

General Gerald Hahn, USAF (Ret.), 65     Chairman of the Board of Directors     1997       2003

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


ITEM 10. EXECUTIVE COMPENSATION

         The directors of TechLite receive no compensation for their services as directors. The officers of TechLite received from it an aggregate of $171,000 of compensation in the last fiscal year for their services in all capacities.


         The table below sets forth all compensation awarded to, earned by, or paid to Jim Arvidson, the chief executive officer of the company during the last three fiscal years:

                                                                         Long Term Compensation
                                                                         ----------------------
                                               Awards
                                               ------
          Annual Compensation                                Securities         Payouts
          -------------------                                Underlying         -------
                            Other Annual     Restricted      Options/       LTIP       All Other
Year     Salary    Bonus    Compensation     Stock Awards    SARS           Payouts    Compensation
----     ------    -----    ------------     ------------    ---------      -------    ------------
2004    $120,000     0      0                0               0              0          0

2003    $120,000     0      0                0               0              0          0

2002    $120,000     0      0                0               0              0          0

2001    $120,000     0      0                0               0              0          0


         Employment Contracts.
         ---------------------

         TechLite has an employment contract with James D. Arvidson, the CEO and a director of the company.

         Stock Options.
         --------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of January 9, 2004 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:

TechLite                                           No. of Shares      % of Class
--------                                           -------------      ----------
J.D. Arvidson                                         681,973             3.8
9316 North 147th East Avenue
Owasso, OK 74136


C.O. Sage                                            232,292(1)           1.3
7902 South 70th East Place
Tulsa, OK 74133

Officers and Directors as a group (3 persons)        915,265              5.1
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

                                             TECHLITE, INC.



   Date:  May 23, 2005                       By: /s/ J.D. Arvidson
                                                --------------------------------
                                                J.D. Arvidson, Chief Executive
                                                Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date:  May 23, 2005                           /s/ C.O. Sage
                                                --------------------------------
                                                C.O. Sage, Vice President
                                                and Director



   Date:  May 23, 2005                           /s/ J.D. Arvidson
                                                --------------------------------
                                                J.D. Arvidson, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director