Form 10QSB
period 2005-03-31
TECHLITE INC
filed 2005-05-31
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


         Indicate by check mark whether any registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of March 31, 2005, there were 21,706,959 shares of the registrant's common stock, par value $0.001 per share, outstanding.

           Transitional Small Business Disclosure Format (check one):
                                 Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          16

Item 3.  Controls and Procedures                                            17

PART II - OTHER INFORMATION                                                 18

Item 1.  Legal Proceedings                                                  18

Item 2.  Unregistered Sale of Equity Securities                             18

Item 3.  Submission of Matters to a Vote of Security Holders                18

Item 4.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of the Three months ended March 31, 2005
     (unaudited) and the year ended December 31, 2004
     (audited)                                                                 4
Statements of Income (unaudited) Three Months Ended
     March 31, 2005 and the year ended December 31, 2004
     (audited)                                                                 5
Statements of Cash Flows (unaudited) Three Months Ended
     March 31, 2005  the year ended December 31, 2004
     (audited)                                                                 6
Notes to Financial Statements (unaudited)                                      7


                                 TECHLITE, INC.
                                 BALANCE SHEETS
As of the three months ended March 31, 2005 and the year ended December 31, 2004

                                                      March 31, 2005     December 31, 2004
                                                        (Unaudited)          (Audited)
                                                    -----------------    -----------------
ASSETS

   Cash                                                           168                  627
   Contract receivables, net                                  103,175              104,695
   Other receivables                                           22,715               20,114
   Inventory                                                    6,936                6,936
   Property & equipment
      Equipment                                               205,906              205,906
      Furniture and fixtures                                   35,478               35,478
      Building and land                                       400,000              400,000
      Leasehold improvements                                   73,394               73,394
      Autos and trucks                                        202,460              202,460
                                                    -----------------    -----------------
                                                              917,238              917,238
      Less accumulated depreciation                           600,818              592,089
                                                    -----------------    -----------------
                                                              316,420              325,149
                                                    -----------------    -----------------
   Other assets, net
                                                              152,081               72,081
                                                    -----------------    -----------------

      Total Assets                                            601,495              529,602
                                                    =================    =================


LIABILITIES

   Accounts payable                                         1,369,433            1,344,011
   Accrued wages                                              177,092              178,418
   Commissions payable                                         74,586               77,586
   Taxes payable                                              278,596              318,034
   Notes payable                                            2,902,766            2,612,734
   Other liabilities                                           12,500               12,500
                                                    -----------------    -----------------

      Total Liabilities                                     4,814,973            4,543,283
                                                    -----------------    -----------------

EQUITY

   Preferred stock, $.001 par value; 10,000,000
     authorized shares; none issued                              --                   --
   Common stock, $.001 par value; 40,000,000
     authorized shares; 21,706,959 and 18,016,959
     issued and outstanding at March 31, 2005
     and December 31, 2004, respectively                       21,707               18,017
   Treasury stock                                             (12,000)             (10,000)
   Paid-in-capital                                          6,728,321            6,555,311
   Retained earnings (deficit)                            (10,951,506)         (10,577,009)
                                                    -----------------    -----------------

      Total Equity                                         (4,213,478)          (4,013,681)
                                                    -----------------    -----------------

      Total Liabilities & Equity                              601,495              529,602
                                                    =================    =================


See Notes to Financial Statements

                                 TECHLITE, INC.
                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                            Three Months Ended
                                                           --------------------
                                                           March 31    March 31
                                                             2005        2004
                                                           --------    --------

Contract revenues earned                                       --        31,535

Cost of revenues earned                                        --         7,267
                                                           --------    --------

Gross profit                                                   --        24,268

General & administrative expenses                           381,481     261,573
                                                           --------    --------

Income (Loss) from operations                              (381,481)   (237,305)

Other income                                                  6,984      18,146
                                                           --------    --------

Income (Loss) before taxes                                 (374,497)   (219,159)

Provision for income taxes                                     --          --
                                                           --------    --------

Net Income (Loss)                                          (374,497)   (219,159)
                                                           ========    ========

Net Income (Loss) per common share                            (0.02)      (0.02)
                                                           ========    ========



See Notes to Financial Statements

                                 TECHLITE, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Three Months Ended
                                                           --------------------
                                                           March 31    March 31
                                                             2005        2004
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                       (374,497)   (219,159)
   Adjustments to reconcile net income to net
        cash provided by operating activities:
   Depreciation                                               8,729      10,702
   Stock given for services                                 150,000        --
   Decrease (increase) in contract receivables                1,520     (67,213)
   Decrease (increase) in other assets/receivables          (82,601)     (2,927)
   Net increase (decrease) in billings related to
      costs and estimated earnings on
      uncompleted contracts                                    --        35,678
   Increase (decrease) in accounts payable                   25,422      35,980
   Increase (decrease) in other accrued liabilities           6,768      90,035
                                                           --------    --------
        Net cash used in operating activities              (264,659)   (116,904)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment                                    --          --
                                                           --------    --------
        Net cash used in investing activities                  --          --
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principle payments on notes payable                      (64,000)    (16,398)
   New borrowings                                           303,500     125,000
   Sale of stock
                                                             24,700       7,500
                                                           --------    --------
        Net cash provided by financing activities           264,200     116,102
                                                           --------    --------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                           (459)       (802)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                             627       1,320
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                   168         518
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



                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 2:  CONTRACT RECEIVABLES

Contract receivables consist of:
                                                          MAR 2005     DEC 2004
                                                         ----------   ----------
   Billed
    Completed contracts                                  $  103,175   $  104,695
    Contracts in progress
                                                         ----------   ----------


                                                         $  103,175   $  104,695
                                                         ==========   ==========


NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:


                                                          MAR 2005     DEC 2004
                                                         ----------   ----------

   Costs incurred on uncompleted contracts               $     --     $     --
   Estimated earnings                                          --           --
                                                         ----------   ----------
                                                               --           --
   Billings to date                                            --           --
                                                         ----------   ----------
                                                         $     --     $     --
                                                         ==========   ==========


   Included in the accompanying balance sheet under
     the following captions:
       Billings in excess of costs and estimated
          earnings on uncompleted contracts              $     --     $     --
                                                         ==========   ==========


NOTE 4:  NOTES PAYABLE

                                                            MAR 2005     DEC 2004
                                                           ----------   ----------
   Unsecured notes payable, due on demand, at 7% to
     10%                                                   $  703,014   $  713,514
   Note payable, collateralized by second mortgage on
     building and land, due March 2003, at 5%                 125,000      125,000
   Unsecured line of credit, at 12%                            19,473       19,473
   Note payable, non-interest bearing, convertible
     to Company stock at the option of the lender              30,000       30,000





                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED

NOTE 4: NOTES PAYABLE (Continued)

   Note payable, collateralized by accounts receivable,
     currently in foreclosure, due immediately, at 7%         578,643      578,643
   Note payable, collateralized by Company stock,
     real estate and vehicles, currently in foreclosure,
     due immediately, at 7.75%                                 75,841       75,841
   Note payable, collateralized by 750,692 shares of
     Company stock owned by two officers and
     additional real estate owned by one officer,
     currently in foreclosure, due immediately, at
     6.75%                                                    250,830      250,830
   Unsecured notes payable to company officers, due  on
     demand, at 7% to 8%                                      192,838      192,838
   Note payable, collateralized by 2,000,000 shares of
     Company stock, principle and interest of $75,000
     due August 2005                                          300,000         --
   Note payable, collateralized by specific accounts
     receivable, 110,000 shares of Company stock given
     in lieu of interest, due April 2, 2004                    51,598      101,598
   Note payable, collateralized by building and land,
     currently in foreclosure, due immediately, at 9%         324,936      324,936
                                                           ----------   ----------
                                                            2,652,173    2,412,673
   Accrued interest                                           250,593      200,061
                                                           ----------   ----------

                                                           $2,902,766   $2,612,734
                                                           ==========   ==========

Interest expense incurred during the period ended March 31, 2005 and the year ended December 31, 2004 was $52,623 and $236,361, respectfully. Interest actually paid during the period ended March 31, 2005 and year ended December 31, 2004 was $1,000 and $84,229, respectfully.

Aggregate annual maturities of debt at March 31, 2005, are:

                       2005                    $2,622,173
                       2006                          --
                       2007                          --
                       2008                          --
                       2009                          --
                       Thereafter                  30,000
                                               ----------

                                               $2,652,173
                                               ==========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED




NOTE 5:  PROPERTY AND EQUIPMENT

         Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:


                                                          MAR 2005     DEC 2004
                                                         ----------   ----------

   Buildings                                             $  125,400   $  120,400
   Vehicles                                                 194,137      193,292
   Equipment                                                201,195      200,671
   Furniture                                                 31,484       30,959
   Leasehold improvements                                    48,602       46,767
                                                         ----------   ----------

                                                         $  600,818   $  592,089
                                                         ==========   ==========


NOTE 6: INCOME TAXES AND DEFERRED INCOME TAXES

         There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

         A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                        MAR 2005      DEC 2004
                                                       ----------    ----------

   Computed at the statutory rate of 34%               $ (127,329)   $ (439,813)
   Increase in tax resulting from:
        Net operating loss carryforward allowance         127,329       439,813
                                                       ----------    ----------

                                                       $     --      $     --
                                                       ==========    ==========

                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    UNAUDITED




NOTE 6:  INCOME TAXES AND DEFERRED INCOME TAXES (Continued)

         As of March 31, 2005, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $9,221,344. Net operating loss carryforwards expire as follows:

  Amount        Federal      State
----------      -------      ------
$  109,832        2010        2010
   610,900        2018        2013
 1,474,640        2019        2014
 1,960,330        2020        2015
 1,962,488        2021        2021
 1,530,513        2022        2022
   363,289        2023        2023
 1,209,352        2024        2024
----------

$9,221,344
==========

         Based on the Company's significant net operating losses it appears it is more likely than not that the deferred tax asset created by the net operating losses may not be realized. Therefore, a 100% allowance has been applied to the net deferred tax asset.


NOTE 7: BACKLOG

         The following schedule summarizes changes in backlog on contracts during the period ended March 31, 2005 and year ended December 31, 2004. Backlog represents the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at year-end and from contractual agreements on which work has not yet begun.

                                                          MAR 2005     DEC 2004
                                                         ----------   ----------

   Backlog, beginning of year                            $     --     $    7,269
   New contracts during the year                               --        112,286
   Contract adjustments                                        --         27,556
                                                         ----------   ----------
                                                               --        147,111
   Less contract revenues earned during the year               --        147,111
                                                         ----------   ----------

   Backlog, end of year                                  $     --     $     --
                                                         ==========   ==========

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


NOTE 9: OTHER ASSETS

         At March 31, 2005 and December 31, 2004, the Company recorded $152,081 and $72,081 respectively, as other assets. Other assets at March 31, 2005 include $4,081 for cash deposits with a utility company, $35,000 note receivable from a Company officer, $87,000 advanced to a business consultant and $26,000 in receivables for stock issued, but not paid for as of year-end. Other assets at December 31, 2004 include $4,081 for cash deposits with a utility company, $35,000 note receivable from a Company officer, $7,000 advanced to a business consultant and $26,000 in receivables for stock issued, but not paid for as of year-end.


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


NOTE 12: UNISSUED SHARES OF COMPANY STOCK

         As of March 31, 2005 and December 31, 2004, the financial statements reflect liabilities of $12,500 for stock which has been purchased, but remained unissued at year-end. The number of unissued shares is 10,000 at March 31, 2005 and December 31, 2004. The number of shares of Company stock issued and outstanding at March 31, 2005 and December 31, 2004 and the net loss per share do not reflect these additional shares as they were not issued at March 31, 2005 and December 31, 2004.


NOTE 13: STOCK COMPENSATION

         General and administrative expenses of $381,481 and $1,542,945 for the period ended March 31, 2005 and the year ended December 31, 2004 respectively, includes $150,000 and $444,600 of expenses associated with exchanging Company stock for marketing and administrative services. Company stock was given to various individuals and companies in exchange for marketing and administrative services in the amount of 1,500,000 and 3,646,000 shares during the period ended March 31, 2005 and the year ended December 31, 2004, respectively. The value of the stock exchanged was an average estimated value of approximately $.10 and $.12 per share, for the period ended March 31, 2005 and the year ended December 31, 2004, respectively. Accordingly, $150,000 and $444,600 are recorded as general and administrative expense during the period ended March 31, 2005 and the year ended December 31, 2004, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

                                 TechLite Report
                                 ---------------
                         Regarding 2004 - 2005 Business
                         ------------------------------

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

With increasing Energy costs TechLite is in the right business at the right time. However, the items listed above must be completed in order to capitalize on the expanded business opportunities that are available to us. By completing the steps listed above TechLite will achieve a positive position and therefore create a solid company base and stabilize the company's public value.


         Results of Operations - First Quarter of Fiscal 2005 Compared to First Quarter of Fiscal Year 2004

         Our revenues of $0 for the quarter ended March 31, 2005 (Q1 2005) decreased by $31,535 or 100 percent from revenues of $31,535 for the quarter ended March 31, 2004 (Q1 2004). This decrease was due to a small amount of contract sales billings during the quarter.

         General and administrative expenses for Q1 2005 were $381,481, compared with general and administrative expenses of $261,573 for Q1 2004, an increase of $119,908, or thirty one percent. The major item of general and administrative expenses for Q1 2005 was administrative salaries and interest expense.

         We had a net loss of $374,497 for Q1 2005 compared to net loss of $219,159 for Q1 2004. At the end of Q1 2005 we had no backlog of business.

         Liquidity and Capital Reserves
         ------------------------------

         Our net loss of $374,497 from operations the first quarter represented negative cash flow. We covered this through an increase of $6,768 in other accrued liabilities, and new borrowings of $303,500.

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

                          PART I I - OTHER INFORMATION


Item  1.  Legal Proceedings

         Spirit Bank vs. TechLite, Inc., et al, 04/12/2005, CJ20051243, in the alleged amount of $1,051,713.00.

         North American Gaming and Enetertainment Corporation vs. TechLite, Inc., et al, 2004; judgement balance approximately $40,000.00.

         Kris-Davis Company vs. TechLite, Inc., 2000; judgement balance $51,561.

         Broken Arrow Electric Supply, Inc. vs. TechLite Applied Sciences, Inc. TechLite, 10/2000; alleged amount of $142,863.39. TechLite has reached a settlement with the plaintiff in the case whereby TechLite pays the creditor $3,000 a month.

Item 2.  Unregistered Sale of Equity Securites
         None

Item 3.  Submission of Maters to a Vote of Security Holders
         None

TechLite's Common Stock presently trades on the OTC Bulletin Board, having been added to the OTC Bulletin Board in April 2000. The high and low bid and asked prices, as reported by the OTC Bulletin Board, are as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                 High             Low
                                 ----             ---
         2004:
               1st Qtr.          0.4              0.26
               2nd Qtr.          0.26             0.07
               3rd Qtr.          0.88             0.15
               4th Qtr.          0.65             0.09

         2005:
               1st Qtr.          0.18             0.01

Item 4.  Exhibits and Reports on Form 8-K


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

         2 Agreement of merger of October 16, 1998, between TechLite, Inc. and TechLite Applied Sciences, Inc.*

         3.1      Articles of Incorporation of TechLite, Inc.*

         3.2      Bylaws of TechLite, Inc.*

         10.1     1998 stock Option Plan adopted by TechLite, Inc.*

         99       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         *        Previously filed with Form S-4, Commission File No. 333-68137;
                  incorporated herein.


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 20, 2004                                 TECHLITE, INC.



                                                     By  /s/ J.D. Arvidson
                                                        ------------------------
                                                        Chief Executive Officer