Form 10KSB/A
period 2004-12-31
TECHLITE INC
filed 2005-07-29
CIK 1060443

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

State issuer's revenues for its most recent fiscal year:  $1,471,111.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,912,258 computed by reference to the $0.40 average of the bid and asked price of the Company's Common Stock on May 20, 2005.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,016,959 shares of Common Stock, $0.001 par value, as of December 31, 2004.

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

         Spirit Bank vs. TechLite, Inc., et al, 04/12/2005, CJ20051243, in the alleged amount of $996,190.000.

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


----------- ----------------------------- ------------------ -------------------------------------------------
Date        Name of Purchaser                No. of Shares   Consideration (Cash unless otherwise indicated)
----------- ----------------------------- ------------------ -------------------------------------------------
01-01-04    Gary Bryant                             200,000  valued @.20 per share or $40,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
01-01-04    George Cole                             200,000  valued @.20 per share or $40,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
01-01-04    Thomas Kenan                            100,000  valued @.20 per share or $20,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    George Cole                              40,000  valued @.25 per share or $10,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    North American Gaming Corp              110,000  valued @.25 per share or $27,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Skeen Family Trust                       10,000  valued @.25 per share or $2,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Albert Wlech                             50,000  valued @.25 per share or $12,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Robert Swatek                            50,000  valued @.25 per share or $12,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Lee Arehart                               5,000  valued @.25 per share or $1,250(8)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Jimmy Hunter                              5,000  valued @.25 per share or $1,250(8)
----------- ----------------------------- ------------------ -------------------------------------------------
04-11-04    Kimberly Light                           30,000  valued @.25 per share or $7,500(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Rod Frates                              520,000  valued @.25 per share or $130,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Earl Slick                            1,000,000  valued @.25 per share or $250,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Cole                              80,000  valued @.25 per share or $20,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Cole                              60,000  valued @.25 per share or $15,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Cole                              30,000  valued @.25 per share or $7,500(5)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Larry Jordan                             20,000  valued @.25 per share or $5,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Albert Welsh                             50,000  valued @.25 per share or $12,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Carol Welsh                             100,000  valued @.25 per share or $25,000(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Gary Bryant                             100,000  valued @.25 per share or $25,000(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Gary Bryant                              27,000  valued @.25 per share or $6,750(6)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    C.O. Sage                                41,490  valued @.60 per share or $24,894(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Catherine Sage                           93,393  valued @.60 per share or $56,035.80(3)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Carol Sage                               35,833  valued @.60 per share or $21,499.80(7)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Carol Sage                                8,333  valued @.60 per share or $4,999.80(7)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Bruce Cosgrove                          125,000  valued @.25 per share or $31,250(4)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    Baker Consulting, LLC                   125,000  valued @.25 per share or $31,250(4)
----------- ----------------------------- ------------------ -------------------------------------------------
10-15-04    George Matin                            125,000  valued @.25 per share or $31,250(4)
----------- ----------------------------- ------------------ -------------------------------------------------



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

Results of operations.
----------------------

         The following table presents, as a percentage of sales, certain selected financial data for each of the two fiscal years ended December 31, 2004 and December 31, 2003:

                                                Year Ended December 31
                                                   2004          2003
-----------------------------------------------------------------------
Sales                                                 100%          100%
Cost of sales                                          75%           71%
                                                ---------     ---------
Gross margin                                           25%           29%

Selling, general and
     administrative expenses                           41%          183%

Net income (loss) before taxes                        (13)%        (150)%

         Sales.
         ------

         Sales of $2,927,705 for the fiscal year that ended 12-31-03 (FY 2003) increased by $1,896,473, or 184 percent, from sales of $1,031,232 for the fiscal year that ended 12-31-02 (FY 2002). See above discussion.

         Gross margin.
         -------------

         Gross margin of $16,311, or 11 percent of sales in FY 2004, increased from $736,011. or 25 percent of sales for FY 2003.

         Selling, general and administrative expenses.
         ---------------------------------------------

         Selling, general and administrative expenses increased to $1,542,945 in FY 2004, from $1,199,209 in FY 2003, an increase of $343,736.

         Net income (loss) before taxes.
         -------------------------------

         A net loss before taxes of $1,293,569 in FY 2004 increased by $901,651, from a loss of $391, 918 in FY 2003.

         Balance sheet items.
         --------------------

         Significant changes in several balance items occurred from fiscal 2003 to fiscal, in particular the following:

         o A cash position of $627 for the fiscal year ending December 31, 2004 was a decrease from a cash position of $1320 for the fiscal year ending December 31, 2003,

         o contracts receivable of $104,695 for the fiscal year ending December 31, 2003,

         o other receivables of $20,114 for the fiscal year ending December 31, 2004 increased from $2,316 for the fiscal year ending December 31, 2003,

         o the billing in excess of costs of $0 at December 31, 2004 from $7,269 at December 2003,

         o the backlog of business decreased to $0 at December 31, 2004 from$7,269 at December 31, 2003,

         o the retained deficit increased from $10,755,009 for the fiscal year ending December 31, 2004 from $9,283,440 for the fiscal year ending December 31,2003,

         Liquidity and Capital Resources.
         --------------------------------

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


Board of Directors and
Stockholders of TechLite, Inc.
Tulsa, Oklahoma


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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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

As discussed in Note 4 and Note 10 to the financial statements, the Company's bank filed a lawsuit in 2005 to begin formal foreclosure proceedings. Accordingly, Note 4 has been revised to reflect all amounts due the bank as due during 2005.

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
                                                             ========   ========

See Notes to Financial Statements



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            DEC 2004        DEC 2003
                                                          ------------    ------------
LIABILITIES
     Accounts payable                                     $  1,344,011    $  1,697,964
     Accrued wages                                             178,418         157,390
     Payroll and sales tax payable                             318,034         216,349
     Commissions payable                                        77,586          87,082
     Billings in excess of costs and estimated
        earnings on uncompleted contracts                         --             7,269
     Notes payable and accrued interest                      2,612,734       2,472,727
     Other liabilities                                          12,500         319,497
                                                          ------------    ------------
               Total Liabilities                             4,543,283       4,958,278
                                                          ------------    ------------




STOCKHOLDERS' EQUITY
     Preferred stock, $ .001 par value; 10,000,000
        authorized shares;  none issued
     Common stock, $ .001 par value; 40,000,000
        authorized shares; 18,016,959 and
        10,194,910 issued and outstanding at
        December 31, 2004 and 2003, respectively                18,017          10,195
     Treasury stock; 10,000 shares                             (10,000)        (10,000)
     Additional paid-in capital                              6,555,311       4,915,572
     Retained earnings (deficit)                           (10,577,009)     (9,283,440)
                                                          ------------    ------------
               Total Stockholders' Equity                   (4,013,681)     (4,367,673)
                                                          ------------    ------------



               Total Liabilities & Stockholders' Equity   $    529,602    $    590,605
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
                        ============    ============    ============   ============    ============


                                 TECHLITE, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


CASH FLOWS FROM OPERATING ACTIVITIES:                    DEC 2004       DEC 2003
                                                       -----------    -----------
     Net income (loss)                                 $(1,293,569)   $  (391,918)
     Adjustments to reconcile net income to net
          cash provided by operating activities:
     Depreciation and amortization                          42,662         72,537
     Stock given for services                              444,600        115,215
     Gain on sale of assets                                   (988)        (2,033)
     Decrease (increase) in receivables                     76,326         22,567
     Decrease (increase) in other assets/receivables       (59,798)         6,813
     Net increase (decrease) in billings related
          to costs and estimated earnings on
          uncompleted contracts                             (7,269)      (228,656)
     Increase (decrease) in accounts payable              (323,953)       308,680
     Increase in other liabilities and debts               264,230        512,640
                                                       -----------    -----------
          Net cash provided by (used in) financing
            activities                                    (857,759)       415,845
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of equipment                                 --          (11,059)
                                                       -----------    -----------

          Net cash used in investing activities               --          (11,059)
                                                       -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principle payments on notes payable                  (251,532)    (1,013,148)
     New borrowings                                        715,598        601,269
     Sale of stock                                         393,000          7,500
                                                       -----------    -----------

          Net cash provided by (used in) financing
            activities                                     857,066       (404,379)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                          (693)           407

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                                            1,320            913
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT
END OF YEAR                                            $       627    $     1,320
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


                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 2:  CONTRACT RECEIVABLES

Contract receivables consist of:
                                                             DEC 2004   DEC 2003
                                                             --------   --------
    Billed
         Completed contracts                                 $104,695   $  3,882
         Contracts in progress                                   --      177,139
                                                             --------   --------

                                                             $104,695   $181,021
                                                             ========   ========


NOTE 3: COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                       DEC 2004       DEC 2003
                                                     -----------    -----------

Costs incurred on uncompleted contracts              $      --      $ 2,234,699
Estimated earnings                                          --          679,915
                                                     -----------    -----------
                                                            --        2,914,614
Billings to date                                            --         2,921,883
                                                     -----------    -----------

                                                     $      --      $    (7,269)
                                                     ===========    ===========

Included in the accompanying balance sheet under
the following captions:
    Billings in excess of costs and estimated
        earnings on uncompleted contracts            $      --      $     7,269
                                                     ===========    ===========


NOTE 4:  NOTES PAYABLE
                                                              DEC 2004     DEC 2003
                                                             ----------   ----------
    Unsecured notes payable, due on demand, at 7%
      to 10%                                                $  713,514   $  591,412
    Note payable, collateralized by second mortgage on
      building and land, due March 2003, at 5%                  125,000      125,000
    Unsecured line of credit, at 12%                             19,473       19,473
    Note payable, non-interest bearing, convertible
      to Company stock at the option of the lender               30,000       30,000






                                 TECHLITE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 4:  NOTES PAYABLE  (Continued)

    Note payable, collateralized by accounts receivable,
      at 7%, due currently, foreclosure proceedings
      began during 2005                                         578,643      736,710
    Note payable, collateralized by Company stock,
      real estate and vehicles, at 8.75%, due currently,
      foreclosure proceedings began during 2005                  75,841       93,479
    Note payable, collateralized by 750,692 shares of
    Company stock owned by two officers and
      additional real estate owned by one officer, due
      March 2003, at 5.75%                                      250,830      250,830
    Unsecured notes payable to company officers, due
      on demand, at 7% to 8%                                    192,838      119,232
    Note payable, collateralized by specific accounts
      receivable, 110,000 shares of Company stock
      given in lieu of interest, due April 2, 2004              101,598         --
    Note payable, building and land, at 9%, due currently,
      foreclosure proceedings began during 2005                 324,936      330,721
                                                             ----------   ----------
                                                              2,412,673    2,296,857
    Accrued interest                                            200,061      175,870
                                                             ----------   ----------

                                                             $2,612,734   $2,472,727
                                                             ==========   ==========

Interest expense incurred during the years ended December 31, 2004 and 2003 was $236,361 and $243,638, respectfully. Interest actually paid during the years ended December 31, 2004 and 2003 was $84,229 and $130,016, respectfully.

Aggregate annual maturities of debt at December 31, 2004, are:

                  2005                                                $2,382,673
                  2006
                  2007
                  2008
                  2009
                  Thereafter                                              30,000
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

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003



NOTE 5:  PROPERTY AND EQUIPMENT

         Property and equipment consist of buildings, vehicles, equipment, furniture and leasehold improvements. The vehicles and equipment are depreciated over five years, furniture is depreciated over seven years, leasehold improvements are depreciated over ten years and buildings are depreciated over 25 years. Accumulated depreciation is summarized as follows:

                                                             DEC 2004   DEC 2003
                                                             --------   --------

     Buildings                                               $120,400   $100,400
     Vehicles                                                 193,292    188,905
     Equipment                                                200,671    193,434
     Furniture                                                 30,959     27,634
     Leasehold improvements                                    46,767     39,428
                                                             --------   --------

                                                             $592,089   $549,801
                                                             ========   ========


NOTE 6:  INCOME TAXES AND DEFERRED INCOME TAXES

         There is no provision for income taxes included in these financial statements. The net operating losses will be carried forward.

         A reconciliation of the income tax expense (refund) at the statutory rate to income tax expense at the Company's effective tax rate is shown below:

                                                          DEC 2004     DEC 2003
                                                         ---------    ---------

    Computed at the statutory rate of 34%                $(439,813)   $(131,552)
    Increase in tax resulting from:
         Net operating loss carryforward allowance         439,813      131,552
                                                         ---------    ---------

                                                         $       0    $       0
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

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 6:  INCOME TAXES AND DEFERRED INCOME TAXES (continued)

         As of December 31, 2004, the Company had federal and state net operating loss carryforwards, which may be applied to future taxable income of $9,221,344. Net operating loss carryforwards expire as follows:

                           Amount       Federal     State
                         ----------     -------     -----
                         $  109,832        2010      2010
                            610,900        2018      2013
                          1,474,640        2019      2014
                          1,960,330        2020      2015
                          1,962,488        2021      2021
                          1,530,513        2022      2022
                            363,289        2023      2023
                          1,209,352        2024      2024
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

                                                          DEC 2004     DEC 2003
                                                         ----------   ----------

    Backlog, beginning of year                           $    7,269   $  604,728
    New contracts during the year                           112,286    2,191,711
    Contract adjustments                                     27,556      138,535
                                                         ----------   ----------
                                                            147,111    2,934,974
    Less contract revenues earned during the year           147,111    2,927,705
                                                         ----------   ----------

    Backlog, end of year                                 $     --     $    7,269
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


NOTE 10: CONTINGENCIES AND SUBSUQUENT EVENTS

         The Company is a defendant in, and is threatened with, various legal proceedings with respect to certain vendor creditors. Management believes the ultimate liability, to the extent not provided for in amounts currently recorded as liabilities in the financial statements, are not likely to have a material effect on the financial statements taken as a whole. Subsequent to year-end, the Company's bank filed a lawsuit to begin formal foreclosure proceedings on three bank notes. The bank is demanding full payment of $996,190 of principle and accrued interest, plus additional accrued interest until paid. These financial statements reflect liabilities of $1,002,462 at December 31, 2004. This amount represents principle and accrued interest.


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

         General Gerald Hahn. General Hahn retired from the U.S. Air Force in 1994 after a 32-year career, during which he developed expertise in the area of logistics and financial management. From 1994 until the present, he has been employed as president of Hahn Consulting and acts as an independent consultant to the management of companies. General Hahn retired from the board of directors on March 31, 2003.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows information as of January 9, 2004 with respect to each beneficial owner of more than 5% of each class of voting stock of the Company and to each of the officers and directors of the Company individually and as a group:

TechLite                                           No. of Shares      % of Class
--------                                           -------------      ----------
J.D. Arvidson                                         681,973             3.8
9316 North 147th East Avenue
Owasso, OK 74136


C.O. Sage                                            232,292(1)           1.3
7902 South 70th East Place
Tulsa, OK 74133

Gen. Gerald Hahn                                       1,000               (2)
3744 South Niagara Way
Denver, CO 80237-1248

Officers and Directors as a group (3 persons)        915,265              9.0
------------------

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

                                             TECHLITE, INC.



   Date:  May 20, 2005                       By: /s/ J.D. Arvidson
                                                --------------------------------
                                                J.D. Arvidson, Chief Executive
                                                Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Date:  May 20, 2005                           /s/ C.O. Sage
                                                --------------------------------
                                                C.O. Sage, Vice President
                                                and Director



   Date:  May 20, 2005                           /s/ J.D. Arvidson
                                                --------------------------------
                                                J.D. Arvidson, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director